Form 10-Q
period 2000-07-02
MANUFACTURERS SERVICES LTD
filed 2000-08-16
CIK 940298

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the quarterly period ended July 2, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from ________ to _________

                        COMMISSION FILE NUMBER: 001-15883

                         MANUFACTURERS' SERVICES LIMITED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                 04-3258036
    (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

                            ------------------------

            300 BAKER AVENUE, SUITE 106, CONCORD, MASSACHUSETTS 01742
                                 (978) 287-5630
               (ADDRESS, INCLUDING ZIP CODE AND TELEPHONE NUMBER,
        INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)
                            ------------------------

                                 NOT APPLICABLE.
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

                            ------------------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes { } No {X}

     At August 14, 2000, there were 31,490,534 shares of Common Stock, $0.001 par value, outstanding.

                         MANUFACTURERS' SERVICES LIMITED
                                      INDEX


                                                                         Page
                                                                         ----
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        Condensed Consolidated Balance Sheets - December 31, 1999 and
          July 2, 2000.................................................    3
        Condensed Consolidated Statements of Income - Three Months and
          Six Months Ended July 4, 1999 and July 2, 2000...............    4
        Condensed Consolidated Statements of Cash Flow - Six Months
          Ended July 4, 1999 and July 2, 2000..........................    5
        Notes to Condensed Consolidated Financial Statements...........    6
Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................    12
Item 3. Quantitative and Qualitative Disclosure about Market Risk......    18

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings..............................................    19
Item 2. Changes in Securities and Use of Proceeds......................    20
Item 3. Defaults Upon Senior Securities................................    20
Item 4. Submission of Matters to a Vote of Security Holders............    20
Item 5. Other Information..............................................    21
Item 6. Exhibits and Reports on Form 8-K...............................    21

          Signatures...................................................    23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         MANUFACTURERS' SERVICES, LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                    DECEMBER 31,        JULY 2,
                                                                                   ---------------   ---------------
                                     ASSETS                                             1999              2000
                                                                                                      (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                            $  24,182         $  39,332
   Accounts receivable, less allowance for doubtful accounts of $728 and $1,533 at        131,301           184,785
      December 31, 1999 and July 2, 2000, respectively
   Inventories                                                                            125,164           166,853
   Deferred tax asset                                                                       1,068               821
   Marketable securities                                                                        -               334
   Prepaid expenses and other current assets                                               17,550             8,358
                                                                                   ---------------   ---------------

      Total current assets                                                                299,265           400,483

Property and equipment, net                                                                62,814            74,754
Goodwill and other intangibles                                                             37,949            41,053
Deferred tax asset                                                                            121               303
Other assets                                                                               11,634            14,283
                                                                                   ---------------   ---------------
      Total assets                                                                      $ 411,783         $ 530,876
                                                                                   ===============   ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current portion of long-term debt and capital lease obligations                          5,414             7,071
   Accounts payable                                                                       164,261           204,368
   Accrued expenses and other current liabilities                                          26,845            36,965
   Income taxes payable                                                                     4,472             4,311
                                                                                   ---------------   ---------------

      Total current liablities                                                            200,992           252,715

   Long-term debt and capital lease obligations                                           121,929            83,775
   Other liabilities                                                                        1,037             4,579
                                                                                   ---------------   ---------------

      Total liabilities                                                                   323,958           341,069

                                                                                   ---------------   ---------------

Commitments and contingencies (Note 6)

Senior redeemable preferred stock, 2,000,000 shares authorized; 2,000,000                  39,204                 -
   and 0 shares issued and outstanding at December 31, 1999 and
   July 2, 2000, respectively; redemption value of $25 per share
                                                                                   ---------------   ---------------


Stockholders' Equity
   Preferred stock, $0.001 par value, 3,000,000 shares authorized; no shares                    -                 -
      issued and outstanding
   Common stock, $0.001 par value; 150,000,000 shares authorized;                              20                32
      19,588,897 and 31,482,781 shares issued and outstanding at December 31,
      1999 and July 2, 2000, respectively
   Additional paid in capital                                                              88,471           241,491
   Accumulated deficit                                                                    (30,361)          (39,963)
   Accumulated other comprehensive loss                                                    (9,509)          (11,753)
                                                                                   ---------------   ---------------

      Total stockholders' equity                                                           48,621           189,807
                                                                                   ---------------   ---------------

      Total liabilities and stockholders' equity                                        $ 411,783         $ 530,876
                                                                                   ===============   ===============

     See accompanying notes to the interim condensed consolidated financial statements.

                          MANUFACTURERS' SERVICES, LTD.
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS -- UNAUDITED
                      (In thousands, except per share data)

                                                            Three Months Ended                Six Months Ended
                                                      ------------------------------- ---------------------------------
                                                       July 4, 1999    July 2, 2000    July 4, 1999     July 2, 2000
                                                      --------------- --------------- ---------------- ----------------
Net sales                                                $   221,043     $   362,422      $   428,007      $   695,242
Cost of goods sold                                           207,487         341,266          403,366          657,771
                                                      --------------- --------------- ---------------- ----------------

Gross profit                                                  13,556          21,156           24,641           37,471

Operating expenses:
   Selling, general and administrative                        10,253          14,191           18,181           30,893
   Legal settlement                                                -               -                -            6,000
                                                      --------------- --------------- ---------------- ----------------

Operating income                                               3,303           6,965            6,460              578

Interest expense, net                                          1,773           4,085            3,475            7,561
Foreign exchange gain (loss)                                  (1,215)           (293)          (2,375)            (966)
                                                      --------------- --------------- ---------------- ----------------

Income (loss) before provision for income
   taxes and extraordinary loss                                  315           2,587              610           (7,949)
Provision for income taxes                                       205             739              397            1,026
                                                      --------------- --------------- ---------------- ----------------

Income (loss) before extraordinary loss                          110           1,848              213           (8,975)
Extraordinary loss, net of tax of $0                               -            (627)               -             (627)
                                                      --------------- --------------- ---------------- ----------------

Net income (loss)                                        $       110     $     1,221      $       213      $    (9,602)
                                                      =============== =============== ================ ================

Net income (loss) applicable to common stock             $       110     $   (18,572)     $       213      $   (31,526)
                                                      =============== =============== ================ ================

Basic income (loss) per share:
   Income (loss) before extraordinary loss               $      0.01     $     (0.85)     $      0.01      $     (1.52)
   Extraordinary loss                                    $         -     $     (0.03)     $         -      $     (0.03)
   Net income (loss)                                     $      0.01     $     (0.88)     $      0.01      $     (1.55)
   Weighted average shares outstanding                    19,453,317      21,123,082       19,321,667       20,394,120

Diluted income (loss) per share:
   Income (loss) before extraordinary loss               $      0.01     $     (0.85)     $      0.01      $     (1.52)
   Extraordinary loss                                    $         -     $     (0.03)     $         -      $     (0.03)
   Net income (loss)                                     $      0.01     $     (0.88)     $      0.01      $     (1.55)
   Weighted average shares outstanding                    19,575,657      21,123,082       19,459,762       20,394,120

     See accompanying notes to the interim condensed consolidated financial statements.

                          MANUFACTURERS' SERVICES, LTD.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED
                                 (In thousands)

                                                                                          SIX MONTHS ENDED
                                                                                    --------------------------------

                                                                                       JULY 4,           JULY 2,
                                                                                         1999             2000
CASH FLOWS RELATING TO OPERATING ACTIVITIES:
     Net income (loss)                                                                    $    213         $ (9,602)
     Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
       Depreciation and amortization                                                         6,309           12,673
       Amortization of capitalized finance fees                                                356              600
       Extraordinary loss                                                                        -              627
       Additions to allowance for doubtful accounts                                             56              755
       Non cash charge for equity awards                                                        20            4,219
       Foreign exchange loss                                                                 1,890            1,026
       Deferred taxes                                                                          159               60
       Writedowns and loss on disposal of fixed assets                                       2,088                -
       Litigation settled by shareholder                                                         -            1,000
     Changes in operating assets and liabilities:
       Accounts receivable                                                                  (3,271)         (51,977)
       Inventories                                                                         (25,423)         (39,617)
       Prepaid expenses and other assets                                                    (4,523)           6,065
       Accounts payable                                                                     28,832           40,043
       Accrued expenses and other liabilities                                               (2,785)          13,385
                                                                                    ---------------   --------------

Net cash provided by (used in) operating activities                                          3,921          (20,743)
                                                                                    ---------------   --------------

CASH FLOWS RELATING TO INVESTING ACTIVITIES:
     Acquisition of businesses, net of cash acquired                                        (1,470)          (2,767)
     Proceeds from sale of fixed assets                                                         21            3,568
     Purchases of property and equipment                                                    (7,851)         (14,877)
     Cost of internal use software                                                          (3,071)          (4,901)
                                                                                    ---------------   --------------

Net cash used in investing activities                                                      (12,371)         (18,977)
                                                                                    ---------------   --------------

CASH FLOWS RELATING TO FINANCING ACTIVITIES:
     Proceeds from long-term debt                                                                -           25,000
     Net proceeds from (payments on) revolving line-of-credit                               16,500          (14,900)
     Repayments of long-term debt and capital lease obligations                             (3,596)         (55,514)
     Debt issuance and amendment costs                                                        (121)            (540)
     Proceeds from exercise of stock options                                                 1,835              723
     Proceeds from issuance of common stock, net of issuance costs                               -          161,427
     Retirement of preferred stock                                                               -          (57,000)
     Dividend payments on preferred stock                                                        -           (4,135)
                                                                                    ---------------   --------------

Net cash provided by financing activities                                                   14,618           55,061
                                                                                    ---------------   --------------

Effect of foreign exchange rates on cash                                                    (2,556)            (191)
                                                                                    ---------------   --------------

Net increase in cash                                                                         3,612           15,150
Cash and cash equivalents at beginning of period                                            23,969         $ 24,182
                                                                                    ---------------   --------------

Cash and cash equivalents at end of period                                                $ 27,581         $ 39,332
                                                                                    ===============   ==============

Supplemental cash flow data:
     Interest paid                                                                        $  3,048         $  8,779
                                                                                    ===============   ==============

     Taxes paid                                                                           $     17         $    361
                                                                                    ===============   ==============

     Assets acquired under capital leases                                                 $    855         $  7,935
                                                                                    ===============   ==============


          See accompanying notes to the interim condensed consolidated financial statements.

                         MANUFACTURERS' SERVICES LIMITED
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                        (IN THOUSANDS, EXCEPT SHARE DATA)

1. BASIS OF PRESENTATION

    The accompanying consolidated financial statements of Manufacturers' Services Limited (the "Company") are unaudited, and certain information and footnote disclosure related thereto normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted in accordance with Rule 10-01 of Regulation S-X. Accordingly, these statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Registration Statement on Form S-1, as amended. In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

2. INITIAL PUBLIC OFFERING

    The Company consummated an initial public offering (the "Offering") of 11,000,000 shares of its common stock at a price of $16 per share during the second quarter of 2000. The Offering was declared effective and trading opened on June 23, 2000 and the closing occurred on June 28, 2000. Proceeds of the Offering, net of underwriting discounts and costs of the Offering, were $161,427. The Company used the net proceeds of the Offering to redeem its senior redeemable preferred stock, to repay a portion of its term loans, to repay a portion of its outstanding revolver, and to fund an acquisition (Note 7).

    At December 31, 1999, the Company had preferred stock outstanding of $39,204. All outstanding shares of preferred stock were retired on June 28, 2000 for a total of $58,951. This amount included the remaining accretion on the preferred stock of $10,744, a call premium of $7,000 and accrued dividends of $1,951. These amounts, in addition to dividends previously accrued and paid of $1,513 for the six month period ended July 2, 2000, have been deducted from net income available to common stockholders for purposes of the earnings per share calculation.

    Upon completion of the offering, the Company repaid its $50,000 term loan, which had a remaining balance of $49,125. In addition, the Company also paid down the balance in its revolving credit facility by $50,381. In connection with the repayment of the term loan, an extraordinary loss of $627 was recognized in June 2000 related to the write-off of deferred financing costs on the term loan. There was no tax effect on this extraordinary item as the Company's United States operations are in a tax loss position with a full valuation allowance against net operating losses and other deferred tax assets.

3. SUPPLEMENTAL BALANCE SHEET INFORMATION

    Inventories are comprised of the following:


                                                              December 31,    July 2,
                                                                  1999         2000
                                                              ------------   --------
Raw materials and purchased inventory.......................    $ 91,944     $134,688
Work-in-process.............................................      29,623       28,048
Finished goods..............................................       3,597        4,117
                                                                --------     --------
                                                                $125,164     $166,853
                                                                ========     ========


4. COMMON STOCK

         On April 27, 2000, the Company's Board of Directors declared a four-for-one reverse stock split of the Company's Common Stock. This reverse split was effective

                         MANUFACTURERS' SERVICES LIMITED
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                        (IN THOUSANDS, EXCEPT SHARE DATA)


May 2, 2000. All earnings per share amounts, references to common stock and stockholders' equity amounts have been restated as if the reverse split occurred as of the earliest period presented.

5. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    Long-term debt and capital lease obligations are comprised of the following:


                                                              December 31,    July 2,
                                                                  1999         2000
                                                              ------------   --------
Revolving Facility..........................................    $ 68,100     $ 53,200
Term Loans..................................................      49,375       24,938
Unsecured non-interest bearing obligation due to former
  owner of an acquired subsidiary. Payments are due in equal annual installments of approximately $245, beginning
  January 1998 and continuing through January 2001..........         490          245
Unsecured interest bearing obligations due to former owners
  of acquired businesses with an interest rate of 5%.
  Payments are due in annual installments of approximately
  $700, beginning April 2000 and continuing through June
  2002......................................................       1,916        1,211
Unsecured non-interest bearing obligation due to former
  owner of an acquired subsidiary.  Payment is due in lump
  sum by July 19, 2000......................................          --        1,000
Obligations under capital leases............................       7,462       10,252
                                                                --------     --------
                                                                 127,343       90,846
Less: Current portion.......................................      (5,414)      (7,071)
                                                                --------     --------
                                                                $121,929     $ 83,775
                                                                ========     ========


CREDIT AGREEMENT

    During the quarter ended April 2, 2000, the Company amended its credit facility to increase the borrowings under the term loan by $25,000. These additional borrowings are subject to the same terms and conditions including debt covenants and interest rate arrangements as the prior borrowings under the facility. The Company capitalized $540 of debt issuance costs incurred in connection with the closing of this amendment.

    As indicated in Note 2, upon completion of the Offering, the Company repaid the remaining balance of its $50,000 term loan which was outstanding at December 31, 1999. In addition, the Company used the proceeds of the Offering to pay down a portion of its revolving credit facility. Subsequently, the Company borrowed additional amounts available under the revolving facility to fund its operations.

    At July 2, 2000, the interest rate for the term loan facility was 10.4375% and the interest rate for the revolving credit facility was between 9.65% and 11.5%.

6. CONTINGENCIES

ACCOUNTS RECEIVABLE

    As of July 2, 2000, the Company had outstanding receivables with a significant customer of $6,900 which are being disputed by that customer. The dispute involves inventory that was purchased by the Company at a premium in order to meet the customers' increase in forecast demand. The Company purchased the inventory with the full knowledge and agreement of the customer that the customer would bear the expense of the premium price.

    The Company is in the process of resolving this issue with the customer and has not provided a reserve as of July 2, 2000 as management believes that the receivable is valid and that the amount will ultimately be collected.

                         MANUFACTURERS' SERVICES LIMITED
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                        (IN THOUSANDS, EXCEPT SHARE DATA)


DEFERRED REVENUE

    In June 2000, the Company received a payment of $14,592 in connection with a supply agreement with a significant customer. The agreement includes a provision whereby the Company will either retain or repay a portion of this amount each quarter, through the fourth quarter of 2001, dependent upon sales levels achieved in that quarter. At July 2, 2000, approximately $4,068 of this balance has been included in other long term liabilities while the remainder is included in accrued expenses. The deferred revenue will either be recognized in income or repaid to the customer based on actual sales volumes each quarter.

LITIGATION

    In 1998, Lockheed Martin Corporation ("LM") filed a complaint against the Company and certain principal stockholders. The complaint alleged that the Company failed to complete the acquisition of one of LM's subsidiaries under a purchase agreement signed in 1997. The complaint alleged unspecified damages.

    In April 2000, the Company and LM agreed to terms on an out of court settlement, whereby the Company will pay LM $5 million in three separate payments: $1 million in cash on May 1, 2000; a $2 million non-interest bearing note due on August 1, 2000; and a $2 million note due and payable on August 1, 2001, which will bear interest at a market rate at the time of issuance. In addition, the Company's major shareholder has agreed to provide service to LM with a fair market value of $1 million. The Company has recorded a $6 million charge with a corresponding $5 million liability and a $1 million capital contribution in the accompanying consolidated financial statements as of and for the three months ended April 2, 2000. The outstanding liability was reduced during the three months ended July 2, 2000 upon a $1 million payment to LM in accordance with the terms of the settlement.

    In addition, the Company is from time to time subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company's financial position or its results of operations.

7. ACQUISITIONS

ASSET ACQUISITIONS

    In November 1999, the Company acquired certain assets from 3Com Corporation used in the production of Palm handheld computing devices and modems and network interface cards for total consideration of $79,480. In the first quarter of 2000, the Company finalized the purchase price allocation, resulting in an increase of $1,273 to the long-term assets acquired in the transaction.

BUSINESS ACQUISITIONS

    In June 2000, the Company acquired the net assets of Qualitronics, Inc., a privately held company located in Massachusetts, which provides electronics prototype and manufacturing services, for a purchase price of $11,530. The purchase price consisted of cash of $3,970 and 472,479 shares of the Company's Common Stock. With respect to the cash component of the acquisition, $2,970 was paid in June 2000, with the remaining balance of $1,000 to be paid during the third quarter of 2000 (see Note 5).

8. BUSINESS SEGMENT INFORMATION

    The Company's operations comprise a single line of business, providing electronics design and manufacturing services. Information about the Company's operations in different geographic regions is presented in the table below:

                         MANUFACTURERS' SERVICES LIMITED
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                          Three Months Ending        Six Months Ending
                                        -----------------------   -----------------------
                                          July 4,     July 2,         July 4,     July 2,
                                            1999       2000            1999        2000
                                        ----------- -----------   ----------- -----------
Net sales
  United States -- Corporate...         $    --     $    --       $    --      $    --
             -- Operations.....             106,899     249,490       207,466      483,041
  Europe.......................              72,738      79,709       133,469      143,468
  Asia.........................              41,406      33,223        87,072       68,733
                                        ----------- -----------   -----------  -----------
                                        $   221,043 $   362,422   $   428,007  $   695,242
                                        =========== ===========   ===========  ===========

Operating income (loss)
  United States -- Corporate...         $    (4,830)$    (5,495)  $    (9,249) $  (21,293)
             -- Operations.....               2,035       6,659         4,980      13,074
  Europe.......................               3,282       4,093         5,079       6,277
  Asia.........................               2,816       1,708         5,650       2,520
                                        ----------- -----------   -----------  -----------
                                        $     3,303 $     6,965   $     6,460  $      578
                                        =========== ===========   ===========  ===========


                                                                    December 31,   July, 2
                                                                       1999         2000
                                                                  -----------  -----------
Identifiable Assets
United States -- Corporate...                                     $    14,167  $    8,441
             -- Operations..................................          236,705     328,212
  Europe....................................................           99,610     131,877
  Asia......................................................           61,301      62,346
                                                                  -----------  -----------
                                                                  $   411,783  $  530,876
                                                                  ===========  ===========


9. OPTION PLAN

    The stockholders approved the 2000 Equity Incentive Plan (the "2000 Plan") in January 2000. The 2000 Plan is administered by the board of directors and selected employees, directors and non-employees, who provide services to the Company, are eligible to participate. The 2000 Plan provides for the award of a broad variety of stock-based compensation alternatives, such as non-qualified stock options, incentive stock options, restricted stock, performance awards and stock appreciation rights. The 2000 Plan specifies that 2,668,750 shares of common stock be offered from either authorized and unissued shares or issued shares which have been reacquired by the Company.

    For options granted under the 2000 Plan, which totaled 853,373 for the six months ended July 2, 2000, one-half of each award will vest ratably over four years following the date of grant. The remainder of each grant vests eight years from the date of grant, with provisions for acceleration based on pre-established financial performance goals.

    During the first quarter of 2000, all remaining shares available for awards under the Company's previous non-qualified stock option plan were granted.

    In connection with the completion of the Offering, the Company's stockholders approved the 2000 Employee Stock Purchase Plan (the "Stock Purchase Plan") and the 2000 Non-Employee Director Stock Option Plan (the "Director Option Plan"). The Stock Purchase Plan provides employees meeting certain minimum eligibility requirements the opportunity to purchase shares of the Company's stock with up to 10% of the eligible employees' cash compensation. Shares are to be purchased at the lower of 85% of the market value at the beginning or end of each six-month plan period. The Company has reserved 750,000 shares of common stock for issuance in connection with the Stock Purchase Plan.

                         MANUFACTURERS' SERVICES LIMITED
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                        (IN THOUSANDS, EXCEPT SHARE DATA)


    The Director Option Plan provides for an initial one-time grant of options to purchase 20,000 shares of the Company's common stock to each non-employee director who has not previously received an initial grant of options. Additionally, the compensation committee or the full Board of Directors is authorized to make discretionary grants of options and determine the terms and conditions of such options. The Director Option Plan also provides for annual option grants of 5,000 options upon each anniversary of such director's election. The Director Option Plan requires that the exercise price of each option granted under the plan must equal 100% of the fair market value of the Company's Common Stock on the date the option is granted. The initial one-time grants will vest in three equal installments commencing on the first anniversary of the grant date. The Company has reserved 225,000 shares of common stock for issuance in connection with the Director Option Plan.

A summary of stock option activity for the Company's option plans is as follows:


                                                            For the Six Months Ended July 2, 2000
                                                      ----------------------------------------------------
                                                                                               Weighted
                                                       Number of                               Average
                                                        Shares          Option Price        Exercise Price
Outstanding at December 31, 1999....................    1,979,941      $ 4.00--$20.00           $ 8.48
  Granted...........................................    1,194,730      $12.28--$20.88           $13.33
  Exercised.........................................     (174,565)     $ 4.00--$ 4.80           $ 4.16
  Forfeited.........................................     (205,644)     $ 4.00--$12.28           $ 6.28
                                                      -----------

Outstanding at July 2, 2000 ........................    2,794,462      $ 4.00--$20.88           $10.99
                                                      ===========
Exercisable at July 2, 2000 ........................      906,801      $ 4.00--$20.00           $11.90
                                                      ===========

    Compensation expense of $232 and $394 was recognized during the three months and six months ended July 2, 2000, respectively, to account for the vesting of options granted below the fair market price of the Company's Common Stock.

    In the quarter ended April 2, 2000, the Board of Directors approved a grant of 200,000 shares of Common Stock to the Company's Chief Executive Officer, and a grant of 12,500 shares of Common Stock to senior management of the Company. In connection with this grant, the Company recorded a one-time non-cash charge of $3,825, based upon the number of shares awarded and the fair value of $18 per share, as determined by the Company. This one-time non-cash charge of $3,825 has been included in selling, general and administrative in the accompanying consolidated statement of operations for the six months ended July 2, 2000.

10. EARNINGS PER SHARE

    The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income (loss) per share before extraordinary loss computations as required by SFAS 128:


                                                Three Months Ending        Six Months Ending
                                              -----------------------   -----------------------
                                                July 4,     July 2,       July 4,     July 2,
                                                 1999        2000          1999        2000
                                              -----------  -----------  ----------- -----------
Numerator--basic and diluted earnings
 Per share:
  Income(loss) before extraordinary loss      $        110  $     1,848   $       213  $    (8,975)
  Dividends on senior redeemable
   Preferred stock..........................            --       (1,681)           --       (3,464)
  Accretion of senior redeemable
   Preferred stock and call premium......               --      (18,112)           --      (18,460)
                                              ------------  -----------   -----------  -----------
  Income (loss) available to common
   Stockholders.............................  $        110  $   (17,945)  $       213 $    (30,899)
                                              ============  ===========   ===========  ===========





                         MANUFACTURERS' SERVICES LIMITED
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                        (IN THOUSANDS, EXCEPT SHARE DATA)

Denominator:
  Basic income (loss) per share--
   Weighted average share outstanding.....      19,453,317   21,123,082    19,321,667   20,394,120
  Effect of dilutive securities--
   stock options and warrants.............         122,340           --       138,095           --
                                              ------------  -----------   -----------  -----------
  Diluted income (loss) per share--
   Weighted average shares outstanding....      19,575,657   21,123,082    19,459,762   20,394,120
                                              ============  ===========   ===========  ===========

  Basic income (loss) per share...........    $       0.01  $     (0.85)  $      0.01  $     (1.52)
  Diluted income (loss) per share.........    $       0.01  $     (0.85)  $      0.01  $     (1.52)

    For the three months and six months ended July 4, 1999 and July 2, 2000, anti-dilutive options and warrants of 930,563 and 4,083,005, respectively, have been excluded from the calculation of EPS as either the Company had a net loss available to common stockholders for the period or the exercise price was greater than the estimated fair market price of the common shares.

11. COMPREHENSIVE INCOME (LOSS)

The following table illustrates the components of comprehensive income (loss) as required by SFAS 130:


                                                Three Months Ending        Six Months Ending
                                              -----------------------   -----------------------
                                                July 4,     July 2,     July 4,      July 2,
                                                 1999        2000          1999        2000
                                              -----------  -----------  ----------- -----------
Net income (loss)                             $       110  $     1,221  $       213   $   (9,602)
Other comprehensive income (loss)
  Foreign currency translation adjustments         (1,773)          42       (4,808)      (2,198)
  Unrealized gain (loss) on securities held
    for sale                                           --         (114)          --          (46)
                                              -----------  -----------  -----------  -----------
Comprehensive income (loss)                   $    (1,663) $     1,149  $    (4,595)  $  (11,846)
                                              ===========  ===========  ===========  ===========

12.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging, requiring recognition of all derivatives as either assets or liabilities in the statement of financial position measured at fair value, as well as identifying the conditions for which a derivative may be specifically designed as a hedge. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of SFAS No. 133," deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000, which is fiscal year 2001 for us. The Company is continuing to evaluate the impact of SFAS No. 133 on its financial condition and results of operations.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which is required to be adopted no later than the fourth calendar quarter of 2000. SAB 101 sets forth certain criteria, including the existence of persuasive evidence of an arrangement, which must be met in order that revenue be recognized. The Company is continuing to evaluate the impact of SAB 101 on its financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We are a leading global provider of advanced electronics manufacturing services. We provide these services to OEMs primarily in the voice and data communications, computer and related peripherals, medical equipment and industrial and consumer electronics industries. Our headquarters are in Concord, Massachusetts, and we have manufacturing operations in the United States, Spain, Ireland, Singapore, Malaysia and China. We operate each of our manufacturing facilities through direct or indirect wholly-owned subsidiaries of Manufacturers' Services Limited, a Delaware corporation. We have a corporate organization that was established to accomplish company-wide objectives and provide functional support for our manufacturing sites and design centers located throughout the world. The functional support provided includes marketing, customer support, information technology, product development and quality assurance, materials and supplier management, finance and administration and business development. Our corporate operations do not generate any sales and the expense levels have grown commensurate with the growth in customer operations and the associated demand for such functional support. Fluctuation in our corporate expenses are discussed more fully in the period-to-period comparisons below. Since our founding in 1994, we have experienced substantial growth driven primarily by recent acquisitions of existing OEM manufacturing facilities and by the increasing number of OEMs who are outsourcing their manufacturing requirements. We intend to continue to actively pursue strategic acquisitions and to benefit from this increasing trend by OEMs to outsource over the next several years.

    We derive most of our net sales under purchase orders from our customers. We recognize sales, net of product return and warranty costs, typically at the time of product shipment or as services are rendered. Our cost of goods sold includes the cost of electronic components and materials, labor costs and manufacturing overhead. The procurement of raw materials and components requires us to commit significant working capital to our operations and to manage the purchasing, receiving, inspection and stocking of these items.

    Our operating results are affected by the level of capacity utilization in our manufacturing facilities, indirect labor costs and selling, general and administrative expenses. Gross margins and operating income generally improve during periods of high-volume and high-capacity utilization in our manufacturing facilities and decline during periods of low-volume and low-capacity utilization.

    Our business strategy includes the continued expansion of our global manufacturing network. Since 31% of our current business is outside the United States, we will continue to have foreign currency exposure. Foreign currency gains/losses are the result of transacting business in a currency that is different from the functional currency of our operating entity and the movements in those currencies between the time a transaction is recorded for financial reporting purposes and the time payment is made or received. We currently use forward foreign exchange contracts on a limited basis, to hedge our foreign currency risk but not for trading purposes. We expect to continue to utilize forward foreign exchange contracts only to the extent that they hedge specific underlying transactions that create foreign currency exchange rate risk for us.

RECENT ACQUISITIONS

    A significant portion of our growth has come from recent acquisitions, which have strengthened existing customer relationships, added new customers and increased our range of service offerings.

    In June 2000, we acquired Qualitronics, Inc., an electronics prototype manufacturing firm, for an aggregate purchase price of approximately $11.5 million.

    In November 1999, we acquired from 3Com selected inventory, fixed assets and other intangibles located in Salt Lake City, Utah, for $80.8 million. The acquisition was financed with the proceeds from the issuance of $50.0 million of senior preferred stock and warrants and borrowings under our bank credit facility. In connection with this acquisition, we entered into a two-year supply agreement with Palm to produce Palm computing devices and a two-year supply agreement with 3Com to produce modems and network interface cards. We also retained the facility employees. Each of the supply agreements reference minimum amounts of product to be purchased by Palm and 3Com over the life of the contract. In addition, both supply agreements provide for the segregation of product costs into costs that can be passed on in the form of pricing to Palm or 3Com on a dollar for dollar basis, and costs that are subject to phased cost reductions and which will be passed on in the form of phased price reductions to Palm or 3Com over the life of the contract. The costs that are subject to phased reductions range from 18% to 45% of the unit pricing depending on the product being produced. We expect to be able to reduce our costs at a rate that is consistent with the phased price reductions provided for in the supply agreements. Accordingly, we expect these provisions of the supply agreements to have a neutral effect on our gross margins during the term of the supply agreements.

RESULTS OF OPERATIONS

    The following table sets forth specified operating data and percentages of net sales for the periods indicated:

                                       Three Months Ending                   Six Months Ending
                               -----------------------------------   ----------------------------------
                                  July 4, 1999     July 2, 2000        July 4, 1999      July 2, 2000
                               ----------------- -----------------   ----------------- ----------------
                                                       (Dollars in thousands)
Net sales.......................$221,043  100.0%  $362,422  100.0%  $428,007  100.0%  $695,242  100.0%
100.0%
Cost of goods sold.............. 207,487   93.9    341,266   94.2    403,366   94.2    657,771   94.6
                                -------- -------  -------- -------  -------- -------  -------- -------
Gross profit....................  13,556    6.1     21,156    5.8     24,641    5.8     37,471    5.4
Selling, general and
  administrative(a).............  10,253    4.6     14,191    3.9     18,181    4.3     30,893    4.4
Litigation settlement...........     --     --         --      --        --      --      6,000    0.9
                                -------- -------  -------- -------  -------- -------  -------- -------
Operating income (loss).........   3,303    1.5      6,965    1.9      6,460    1.5        578    0.1
Interest expense, net...........   1,773    0.8      4,085    1.1      3,475    0.8      7,561    1.1
Foreign exchange gain (loss)....  (1,215)  (0.6)      (293)  (0.1)    (2,375)  (0.6)      (966)  (0.1)
                                -------- -------  -------- -------  -------- -------  -------- -------
Income (loss) before provision
  for income taxes and
  extraordinary loss............     315    0.1      2,587    0.7        610    0.1     (7,949)  (1.1)
Provision for income taxes......     205    0.1        739    0.2        397    0.1      1,026    0.2
                                -------- -------  -------- -------  -------- -------  -------- -------
Income (loss) before
  extraordinary loss............     110     --      1,848    0.5        213    --      (8,975)  (1.3)
Extraordinary loss..............      --     --       (627)  (0.2)       --     --        (627)  (0.1)
                                -------- -------  -------- -------  -------- -------  -------- -------
Net income (loss)...............$    110     --  $   1,221    0.3%  $    213    --    $ (9,602)  (1.4)%
                                ======== =======  ======== =======  ======== =======  ======== =======

-----------------------------

(a) Includes $10, $232, $20 and $4,219 of non-cash charges related to stock-based compensation in the three months ended July 4, 1999 and July 4, 2000, and the six months ended July 4, 1999 and July 2, 2000, respectively.

FISCAL QUARTER ENDED JULY 2, 2000 COMPARED TO FISCAL QUARTER ENDED JULY 4,
1999

NET SALES

    Net sales for the quarter ended July 2, 2000 increased $141.4 million, or 64.0%, to $362.4 million from $221.0 million for the quarter ended July 4, 1999. This increase in net sales was the result of a $127.0 million increase attributable to the acquisition of our Salt Lake City facility and a $53.4 million increase resulting from increases in volume from five customers. These increases were partially offset by volume reductions in two customers' programs of $41.2 million, resulting from competitive pressures in those customers' industries.

GROSS PROFIT

    Gross profit decreased to 5.8% of net sales for the quarter ended July 2, 2000 from 6.1% of net sales for the quarter ended July 4, 1999. This decrease resulted from start-up operating costs at our Salt Lake City facility (0.9% of net sales). These decreases were partially offset by the positive effect of increased revenues from engineering design services (0.2% of net sales) and a mix of customer programs for the quarter ended July 2, 2000 with gross margins that were higher than the mix of customer programs for the quarter ended July 4, 1999 (0.4% of net sales).

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expense for the quarter ended July 2, 2000 increased to $14.2 million, or 3.9% of net sales, from $10.3 million, or 4.6% of net sales, for the quarter ended July 4, 1999. This increase related to the increase in amortization of intangibles arising from the asset acquisition of our Salt Lake City facility ($1.5 million), expenses related to human resources, accounting and information systems necessary to support our Salt Lake City facility ($2.0 million), staffing increases at all of our sites to support growth in customer programs ($0.2 million) and an expense of $0.2 million related to option grants made to our senior managers and other key employees.

FOREIGN EXCHANGE GAINS/LOSSES

    Foreign exchange losses for the quarter ended July 2, 2000 were $0.3 million compared with foreign exchange losses of $1.2 million for the quarter ended July 4, 1999. The foreign exchange loss in the quarter ended July 2, 2000 related to the strengthening of the US dollar in relation to the Spanish peseta on materials purchased in Valencia which must be settled in US dollars. The foreign exchange loss in the quarter ended July 4, 1999 was related to the strengthening of the US dollar in relation to the Spanish peseta in connection with the US dollar denominated loan in Valencia and is unrealized. The decrease in foreign exchange loss was attributable to the increased use, and effectiveness, of forward foreign exchange contracts to hedge currency losses.

INTEREST EXPENSE, NET

    Net interest expense increased to $4.1 million for the quarter ended July 2, 2000 from $1.8 million for the quarter ended July 4, 1999, reflecting higher average borrowings and the impact of increasing interest rates.

PROVISION FOR INCOME TAXES

    Provision for income taxes was $0.7 million for the quarter ended July 2, 2000 and $0.2 million for the quarter ended July 4, 1999. Our tax provisions in both quarters resulted from the mix of profits and losses experienced by us across the jurisdictions within which we operate. Losses in the United States and Ireland provided us with no income tax benefit while profits in Spain and Asia required us to record tax provisions.

SIX MONTHS ENDED JULY 2, 2000 COMPARED TO SIX MONTHS ENDED JULY 4, 1999

NET SALES

    Net sales for the six months ended July 2, 2000 increased $267.2 million, or 62.4%, to $695.2 million from $428.0 million for the six months ended July 4, 1999. This increase in net sales was the result of a $256.1 million increase attributable to the acquisition of our Salt Lake City facility. In addition, overall volumes increased, including $84.1 million from four existing customers, $11.2 million from three new customers since July 4, 1999 and $3.8 million in additional sales from engineering design services. These increases were partially offset by volume reductions in two customers' programs of $88.0 million, resulting from competitive pressures in those customers' industries.

GROSS PROFIT

    Gross profit decreased to 5.4% of net sales for the six months ended July 2, 2000 from 5.8% of net sales for the quarter ended July 4, 1999. This decrease resulted from start-up operating costs at our Salt Lake City facility (0.8% of net sales) and a price reduction on one customer's program (0.2% of net sales). These decreases were partially offset by the positive effect of a mix of customer programs for the six months ended July 2, 2000 with gross margins higher than the mix of customer programs for the quarter ended July 4, 1999 (0.5% of net sales), and increased revenues from engineering design services (0.1% of net sales).

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expense for the six months ended July 2, 2000 increased to $30.9 million, or 4.4% of net sales, from $18.2 million, or 4.3% of net sales, for the six months ended July 4, 1999. This increase related to the increase in amortization of intangibles arising from the asset acquisition of our Salt Lake City facility ($3.0 million), expenses related to human resources, accounting and information systems necessary to support our Salt Lake City facility ($3.5 million), staffing increases at all of our sites to support growth in customer programs ($2.0 million) and an expense of $4.2 million related to stock and option grants made to our senior managers and other key employees.

LITIGATION SETTLEMENT

    In April 2000, we reached an understanding to settle a claim for damages arising from a potential acquisition that was not consummated. As a result, we recorded a $6.0 million charge in the fiscal quarter ended April 2, 2000. Refer to Item 1 of Part II of this document ("Legal Proceedings") for a further description of this settlement.

FOREIGN EXCHANGE GAINS/LOSSES

    Foreign exchange loss for the six months ended July 2, 2000 was $1.0 million compared with foreign exchange losses of $2.4 million for the six months ended July 4, 1999. Approximately $0.4 million of the loss related to the strengthening of the US dollar in relation to the Spanish peseta on materials purchased in Valencia which must be settled in US dollars. The remaining $0.6 million of the loss in the most recent quarter is unrealized and attributable to the strengthening of the US dollar in relation to the Spanish peseta in connection with a US dollar denominated loan in Valencia. The foreign exchange loss for the six months ended July 4, 1999 was also related to the strengthening of the US dollar in relation to the Spanish peseta in connection with a US dollar denominated loan in Valencia and is unrealized. The decrease in foreign exchange loss was attributable to the increased use, and effectiveness, of forward foreign exchange contracts to hedge currency losses.

INTEREST EXPENSE, NET

    Net interest expense increased to $7.6 million for the six months ended
July 2, 2000 from $3.5 million for the six months ended July 4, 1999, reflecting higher average borrowings and the impact of increasing interest rates.

PROVISION FOR INCOME TAXES

    Provision for income taxes increased to $1.0 million for the six months ended July 2, 2000 compared with $0.4 million for the six months ended July 4, 1999. Our tax provision in both years resulted from the mix of profits and losses we experienced across the jurisdictions within which we operate. Losses in the United States and Ireland provided us with no income tax benefit while profits in Spain and Asia required us to record tax provisions.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities of $20.7 million for the six months ended July 2, 2000 resulted from an increase in operating assets and liabilities of

$32.1 million, net loss of $9.6 million, depreciation and amortization of $12.7 million and other non-cash items aggregating $8.3 million. Included in the increase in operating assets and liabilities is $14.6 million in deferred revenue related to a supply agreement with a significant customer. The agreement includes a provision whereby the Company will either retain or repay a portion of this amount each quarter, through the fourth quarter of 2001, dependent upon certain sales levels achieved in that quarter. The deferred revenue will either be recognized in income of repaid to the customer based on actual sales volumes each quarter. Other non-cash items include foreign exchange loss of $1.0 million, non-cash charges for equity awards of $4.2 million and other non-cash charges of $1.0 million associated with the obligations of Donaldson, Lufkin & Jenrette Securities Corporation (DLJ) under a litigation settlement agreement with Lockheed Martin Corporation. Net cash provided by operating activities of $3.9 million for the six months ended July 4, 1999 resulted from an increase in operating assets and liabilities of $7.2 million, net income of $0.2 million, depreciation and amortization of $6.3 million and other non-cash items aggregating $4.6 million. Other non-cash items include foreign exchange loss of $1.9 million and write downs and losses on disposals of fixed assets of $2.1 million. Of the $2.1 million write down and loss and disposals of fixed assets, $1.3 million related to the modification of an equipment leasing arrangement. The increase in depreciation and amortization for the six months ended July 2, 2000 compared to the six months ended July 4, 1999 reflects our acquisition of the Salt Lake City facility in November 1999, implementation of a new enterprise resource planning system in Charlotte during 1999 subsequent to the quarter ended April 4, 1999, and an overall increase in the depreciable asset base due to investments in manufacturing equipment in Arden Hills and Valencia.

     Net cash used in investing activities for the six months ended July 2, 2000 was $19.0 million, consisting of $11.3 million of net capital expenditures, $4.9 million of internal use software, and, using proceeds from the initial public offering, $2.8 million for the acquisition of Qualitronics, Inc. Capital expenditures consisted of production equipment purchased for our Arden Hills, Asia and Salt Lake City manufacturing sites and computer hardware and software in Salt Lake City. Net cash used in investing activities for the six months ended July 4, 1999 was $12.4 million, consisting of $7.9 million of capital expenditures, $3.1 million of internal-use software and $1.5 million from the acquisition of two companies providing electronic design services. Capital expenditures consisted of production equipment for our Arden Hills and Valencia manufacturing sites and computer hardware and software in Charlotte.

     Net cash provided by financing activities for the six months ended July 2, 2000 was $55.1 million, including net proceeds of $161.4 from the issuance of common stock in the initial public offering which closed on June 28, 2000. These proceeds were used to pay off a portion of borrowings under our bank credit facility ($99.5 million) and retire all of our outstanding senior preferred stock ($58.9 million, including remaining dividends owed). Other financing activities included net borrowings under our bank credit facility of $54.1 million, excluding amounts paid off with proceeds from the initial public offering, and $1.9 million of dividends paid on our senior preferred stock prior to the retirement. Net cash provided by financing activities for the six months ended July 4, 1999 was $14.6 million, consisting of net borrowings of $12.9 million under our bank credit facility and net proceeds of $1.8 million from the exercise of stock options.

     At July 2, 2000, we had $24.9 million outstanding under our term loan facilities and $53.2 million outstanding under our revolving credit facility with $21.8 million available for additional borrowings. Borrowings under our existing bank credit facility are limited by a borrowing base calculation based on defined levels of accounts receivable and inventory. At July 2, 2000, the total borrowing base was in excess of committed borrowings under the credit facility.


     The interest rate on our revolving credit facility is, at our option, either:

     - 2.00% per annum plus the base rate, which is the higher of:

          -- the rate as publicly announced from time to time by Bank of America as its "reference rate", or

          --   the federal funds effective rate plus 0.50% per annum; or

    - the reserve-adjusted London interbank offered rate, or Adjusted LIBOR, plus 3.00% per annum.

    The applicable margins for our bank credit facility will be subject to adjustment, +/-0.25%, based on the ratio of our consolidated total debt to consolidated EBITDA (as defined in our bank credit facility). The interest rate on our term loan facility is, at our option, either:

    - the base rate plus 2.75% per annum; or

    - the sum of Adjusted LIBOR plus 3.75% per annum.

    On June 30, 2000, the Company signed a commitment letter for a new $175 million revolving credit facility to be underwritten by DLJ Capital Funding, Inc. and Bank of America, N.A. The facility will have a final maturity of August, 2003. The new credit facility will be secured by substantially all domestic assets and a pledge of 66% of the shares of directly owned foreign subsidiaries. It will include covenants restricting leverage ratios as well as covenants requiring minimum quick ratio, net worth and fixed charge coverage. The new facility will have less restrictive covenants as compared to the Company's existing credit facility and will allow for lower interest costs based on a pricing grid. No final documentation has been executed and there is no assurance that the final agreement will be entered into on these terms. In the event we are able to refinance the existing credit facility, we will record an extraordinary non-cash charge of $2.0 million associated with the write off of deferred financing costs.

    We believe our current level of working capital, cash generated from operations, leasing capabilities and amounts available under our existing revolving credit facility will be adequate to meet our anticipated future operating expenses, capital expenditures and debt obligations for the next twelve months. Our liquidity needs beyond the next twelve months will not be materially different from current needs except for the financing requirements of future acquisitions, if any.

   We have $21.8 million available under our bank credit facility to make future acquisitions and for general corporate purposes. We currently have no agreements or understandings about any specific acquisition. However, we intend to continue our acquisition strategy, which could result in significant future acquisitions. If available resources are not sufficient to finance these acquisitions, we would be required to seek additional equity or debt financing. There can be no assurance that funds from these sources, if required, will be available on terms suitable to us, if at all.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging, requiring recognition of all derivatives as either assets or liabilities in the statement of financial position measured at fair value, as well as identifying the conditions for which a derivative may be specifically designed as a hedge. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of SFAS No. 133," deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000, which is fiscal year 2001 for us. We are continuing to evaluate the effects on our financial condition, results of operations and cash flows of adopting SFAS No. 133.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which is required to be adopted no later than the fourth calendar quarter of 2000. SAB 101 sets forth certain criteria, including the existence of persuasive evidence of an arrangement, which must be met in order that revenue be recognized. We are continuing to evaluate the effects on our financial condition and results of operations of adopting SAB 101.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

    Our exposure to interest rate risk arises from variable rate debt arrangements entered into for other than trading purposes. The interest rate risk on our fixed-rate debt is not material as the amounts outstanding under these arrangements are not significant.

    The cost of borrowings under our term loan facility is the applicable spread plus the underlying cost of funds option (either the base rate or Adjusted LIBOR). The applicable spread on the base rate loans is 2.75%, and the spread on the Adjusted LIBOR loans is 3.75%. The cost of borrowing under our revolving credit facility is the applicable spread plus the underlying cost of funds option (either the base rate or Adjusted LIBOR). The applicable spread on the base rate loans varies between 1.75% and 2.25% based on our consolidated leverage ratio. The applicable spread on the Adjusted LIBOR loans varies between 2.75% and 3.25% based on our consolidated leverage ratio.

    The following table summarizes our market risks associated with our variable rate debt in place at July 2, 2000 based on current maturities and interest rates:


                                                         December 31,
                               ----------------------------------------------------------------
                                                    (Dollars in thousands)
                                 2000          2001          2002          2003          2004
Term loans balance.......      $24,813       $24,563       $24,313       $24,063            --
Effective interest
  rate...................       10.438%       10,438%       10.438%       10.438%       10.438%
Principal payments.......      $   125       $   250       $   250       $   250       $24,063
Interest expense.........      $ 2,590       $ 2,564       $ 2,538       $ 2,512       $ 1,465

Revolving facility
  balance................      $53,200       $53,200            --            --            --
Available credit.........      $75,000       $75,000            --            --            --
Effective interest
  rate...................       11.282%       11.282%       11.282%           --            --
Fee on unused portion....         0.47%         0.47%         0.47%           --            --
Interest expense.........      $ 6,104       $ 6,104       $ 3,561            --            --



    The carrying cost of the above credit facility approximates fair value due to the variable nature of the interest rates.

FOREIGN CURRENCY EXCHANGE RATE RISK

    We also have exposure to various foreign currency exchange-rate fluctuations for cash flow received from our foreign subsidiaries. This risk is mitigated because the functional currency of our subsidiaries in Ireland, Singapore and Malaysia is the US dollar and most financial transactions are conducted with the US dollar. The foreign currency exchange-rate risk for our subsidiary in Spain is mitigated because substantially all of its financial transactions are conducted in the Spanish peseta. Our exposure to foreign currency exchange-rate fluctuations is related to an intercompany loan receivable from the corporate entity, long-term debt and specific trade receivables and payables, all at our subsidiary in Spain, which are denominated in US dollars. Our foreign currency exchange-rate exposure on the intercompany loan receivable and the trade receivables and payables is mitigated by the use of foreign exchange contracts which are effective as a hedge against these specific transactions. As of July 2, 2000, we had the following foreign exchange forward contracts outstanding:

                                                      Notional Amount   Fair Value
                                                      ---------------   ----------
                                                             (In thousands)
Foreign exchange sell contracts:
  US Dollars........................................      $ 3,000          $  36
Foreign exchange buy contracts:
  US Dollars........................................      $19,650          $(242)


    As the functional currency of our Spanish operations is the Spanish peseta and the terms of the lending arrangement require settlement in US dollars, we are exposed to risks of loss due to fluctuations in the foreign currency exchange rate between the Spanish peseta and US dollar.

    This Form 10Q includes forward-looking statements. Some of the forward-looking statements can be identified by the use of forward-looking words such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative of those words or other comparable terminology. Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include systems failures, technological changes, volatility of securities markets, government regulations and economic conditions and competition in the areas in which we conduct our operations. For a discussion of factors that could cause actual results to differ, please see the discussion under "Risk Factors" included in the Company's Registration Statement on Form S-1, as amended. The forward-looking statements made in this Form 10Q relate only to events as of the date on which the statements are made.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In October 1998, Lockheed Martin Corporation commenced an action in the Circuit Court for Montgomery County, Maryland, entitled LOCKHEED MARTIN CORPORATION V. DLJ MERCHANT BANKING II, INC., DLJ MERCHANT BANKING PARTNERS, DLJ MERCHANT BANKING, INC., DLJ MERCHANT BANKING PARTNERS, L.P., DLJ MERCHANT BANKING PARTNERS II, L.P. AND MANUFACTURERS' SERVICES LIMITED, Case No. 193819. The complaint alleges, among other things, that we breached an agreement to acquire a Lockheed subsidiary. On May 24, 2000 we entered into a written settlement agreement with Lockheed. The settlement agreement contains reciprocal releases and covenants not to sue. On the date of execution of the settlement agreement, we paid Lockheed $1 million in cash. In addition, we executed two promissory notes; each note has a principal amount of $2 million. Both notes were paid in full on August 1, 2000. The settlement agreement also requires Donaldson, Lufkin & Jenrette Securities Corporation to provide Lockheed and its affiliates with investment banking and financial consulting services at a discount, with the maximum amount of the discount being $1 million.

    On July 22, 1999, we received written notice from legal counsel for the Lemelson Medical, Education & Research Foundation, Limited Partnership alleging that we are infringing specified patents held by the Lemelson Foundation Partnership and offering to license such patents to us. Based on our understanding of the terms that the Lemelson Foundation Partnership has made available to current licensees, we believe that we can obtain a license from them under the same or similar terms which would not have an adverse effect on our financial condition. We estimate the cost to acquire the rights to use this technology to be approximately $0.8 million.

    We are party to other lawsuits in the ordinary course of business. We do not believe that these other proceedings individually or in the aggregate will have a material adverse effect on our financial position, results of operations and cash flows.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On June 23, 2000, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File No. 333-96227) effective. On June 23, 2000, the Company closed its offering for an aggregate of 11,000,000 shares of the Company's Common Stock at an offering price of $16.00 per share. In addition, DLJ Merchant Banking Partners, L.P., DLJ Merchant Banking Funding, Inc., DLJ International Partners, C.V., DLJ Offshore Partners, C.V., DLJ First ESC, L.P. and DLJ ESC II, L.P. sold 776,428, 311,394, 347,862, 20,169, 193,176 and 971 shares of the Company's Common Stock respectively, to cover over-allotments at $14.88 per share ($16.00 per share less underwriting fee of $1.12 per share). The managing underwriters for the offering were Donaldson, Lufkin & Jenrette Securities Corporation, Banc of America Securities LLC, FleetBoston Robertson Stephens Inc., Thomas Weisel Partner LLC and DLJDIRECT Inc. Net proceeds to the Company were approximately $161.4 after deducting underwriting discounts and commissions of $12.3 million and offering expenses of $2.3 million.

    The Company used $58.9 million of the net proceeds to retire all of our outstanding senior preferred stock, which includes $1.9 million of accrued and unpaid dividends. The remaining $102.5 million of the net proceeds was used to discharge a portion of our indebtedness under our bank credit facility ($99.5 million) and to fund the acquisition of Qualitronics, Inc. ($3.0 million). Of the $99.5 million used towards our bank credit facility, $49.1 million was used to retire a term loan, and the remaining $50.4 million was used to repay a portion of our outstanding revolving loan facility. In connection with the repayment of the term loan, we recorded an extraordinary non-cash charge of $0.6 million associated with the write-off of deferred financing costs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Pursuant to Section 228 of the General Corporation Law of the State of Delaware, on April 28, 2000 the stockholders of the Company, by written consent without a meeting, adopted resolutions:

1. Approving amendments to the Certificate of Incorporation in the form of Certificates of Correction to correct scrivener's errors.
2.       Approving the Restated Certificate of Incorporation of the Company.
3.       Approving the Amended and Restated By-laws of the Company.
4. Appointing PricewaterhouseCoopers LLP as the Company's independent public accounting firm.
5. Fixing the size of the board of directors of the Company at 7 and electing Robert E. Donahue and William Weyand as directors of the Company.
6. Electing (i) Karl Wyss and William Weyand Class I Director, to serve until the annual meeting of stockholders in 2001; (ii) Robert E. Donahue and John F. Fort, III as Class II Directors, to serve until the annual meeting of stockholders in 2002; and (iii) Kevin C. Melia and Thompson Dean as Class III Directors, to serve until the annual meeting of stockholders in 2003.

    Votes cast for the above matters: Common Stock--18,688,121 and Preferred Stock 1,500,000

    Pursuant to Section 228 of the General Corporation Law of the State of Delaware, on May 15, 2000 the stockholders of the Company, by written consent without a meeting, adopted resolutions:

1. Fixing the size of the board of directors of the Company at 9 and electing George W. Chamillard as a director of the Company.
2. Electing (i) Karl Wyss and William Weyand Class I Directors, to serve until the annual meeting of stockholders in 2001; (ii) George W. Chamillard and

     John F. Fort, III as Class II Directors, to serve until the annual meeting of stockholders in 2002; and (iii) Kevin C. Melia, Robert E. Donahue and Thompson Dean as Class III Directors, to serve until the annual meeting of stockholders in 2003.
3.   Approving the Second Amended and Restated Non-Qualified Stock Option Plan.
4. Approving the 2000 Equity Incentive Plan and ratifying the prior issuance of options thereunder.
5.   Approving the 2000 Employee Stock Purchase Plan.
6. Approving the form of Indemnification Agreement for directors and certain officers of the Company.

    Votes cast for the above matters: Common Stock 18,561,834 and Preferred Stock 1,500,000

    Pursuant to Section 228 of the General Corporation Law of the State of Delaware, on June 22, 2000 the stockholders of the Company, by written consent without a meeting, adopted resolutions:

1.   Approving the 2000 Non-Employee Director Stock Option Plan
2. Ratifying certain prior actions of the Company relating to amendments to the Company's certificate of incorporation and the election of directors.

    Votes cast for the above matters: Common Stock 18,175,812 and Preferred Stock 1,500,000

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

 EXHIBIT
 NUMBER                             DESCRIPTION
 -------                            -----------

2.1(1) Securities Purchase Agreement dated as of January 20, 1995 by and among MSL and the parties listed therein.
2.2(1) Warrant Agreement dated as of August 31, 1995 by and among MSL, Bank of America National Trust and Savings Association and the parties listed therein.
2.3(1) Preferred Stock and Warrant Subscription Agreement dated as of November 26, 1999 by and among MSL and the parties listed therein.
2.4(1) Escrow Agreement dated as of November 26, 1999 by and among MSL and the parties listed therein. 2.51 Asset Purchase Agreement dated as of November 19, 1999 among 3Com Corporation, Manufacturers' Services Limited and Manufacturers' Services Salt Lake City Operations, Inc.
3.1(1)    Restated Certificate of Incorporation of MSL.
3.2(1)    Amended and Restated By-Laws of MSL.
3.3(1) Form of certificate representing shares of common stock, $.001 par value per share.
4.1(1) Stockholders Agreement dated as of January 20, 1995 by and among MSL and the stockholders named therein.
4.2(1) Stockholders Agreement Amendment dated November 26, 1999 by and among MSL and the stockholders named therein.
4.3(1) Credit Agreement dated August 21, 1998 among MSL, MSL Overseas Finance B.V and the lenders named therein.
4.4(1) First Amendment to Credit Agreement and Limited Waiver dated as of February 26, 1999 by and among MSL, MSL Overseas Finance B.V. and the lenders named in the Credit Agreement.
4.5(1) Second Amendment to Credit Agreement and Consent dated as of November 23, 1999 by and among MSL, MSL Overseas Finance B.V. and the lenders named in the Credit Agreement.
10.1(1) Employment Agreement dated as of January 20, 1995 by and between MSL and Kevin C. Melia.
10.2(1) Employment Letter dated as of June 20, 1997 by and between MSL and Robert E. Donahue.

10.3(1) Employment Letter dated as of September 27, 1995 by and between MSL and Rodolfo Archbold.
10.4(1) Employment Letter dated as of January 4, 1996 by and between MSL and Dale R. Johnson
10.5(1) Severance Letter dated June 25, 1996 by and between MSL and Dale R. Johnson.
10.6(1) Employment Letter dated as of January 23, 1998 by and between MSL and James N. Poor.
10.7(1)   Second Amended and Restated Non-Qualified Option Plan.
10.8(1)   Form of 2000 Equity Incentive Plan.
10.9(1)   Form of 2000 Employee Stock Purchase Plan.
10.10(1)  Form of Indemnification Agreement.
10.11(1) Office/Warehouse Lease dated as of April 14, 1997 by and between Amberjack, Ltd. and Manufacturers' Services Limited - Roseville, Inc.
10.12(1) Lease dated as of May 5, 1998 by and between International Business Machines Corporation and Manufacturers' Services Western U.S. Operations, Inc.
10.13(1) Supply Agreement dated as of November 27, 1999 buy and between MSL and 3Com Corporation. 10.141 Outsourcing Agreement dated as of June 1, 1998 by and between International Business Machines Corporation and Manufacturers' Services Western US Operations, Inc.
10.15(1) Manufacturing, Integration and Fulfillment Contract dated as of June 26, 1998 by and between International Business Machines S.A. and Global Manufacturers' Services - Valencia
10.16(1) Global Requirements Agreement No. MSL 183G dated as of July 30, 1997 by and between MSL and Iomega Corporation.
10.17(1) Supply Agreement dated as of November 27, 1999 by and between MSL and Palm Computing, Inc.
10.18(1)  2000 Cash Incentive Compensation Plan.
27.1      Financial Data Schedule.

(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-96227), filed on February 4, 2000

     (b)  Reports on Form 8-K

     None.

                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                           MANUFACTURERS' SERVICES LIMITED
                                           (Registrant)

                                           Date: August 16, 2000

                                           By: /s/ Kevin C. Melia
                                            ------------------------------
                                                    Kevin C. Melia
                                              Chairman of the Board and
                                                Chief Executive Officer

                                           By: /s/ Robert E. Donahue
                                            -------------------------------
                                                    Robert E. Donahue
                                              President and Chief Financial
                                               Officer (Principal Financial
                                                  and Accounting Officer)