Form 10-Q
period 2000-10-01
MANUFACTURERS SERVICES LTD
filed 2000-11-15
CIK 940298

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                    FORM 10-Q

(MARK ONE)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended October 1, 2000

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                            ------------------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

     At November 13, 2000, there were 33,284,285 shares of Common Stock, $0.001 par value, outstanding.

                         MANUFACTURERS' SERVICES LIMITED
                                      INDEX



                                                                         Page
                                                                         ----
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        Condensed Consolidated Balance Sheets - December 31, 1999 and
          October 1, 2000..............................................    3
        Condensed Consolidated Statement of Operations (Unaudited)
          - Three Months and Nine Months Ended October 4, 1999 and
          October 1, 2000..............................................    4
        Condensed Consolidated Statements of Cash Flows (Unaudited)
          - Nine Months Ended October 4, 1999 and October 1, 2000......    5
        Notes to Condensed Consolidated Financial Statements...........    6
Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................    13
Item 3. Quantitative and Qualitative Disclosure about Market Risk......    19

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings..............................................    20
Item 2. Changes in Securities and Use of Proceeds......................    21
Item 3. Defaults Upon Senior Securities................................    21
Item 4. Submission of Matters to a Vote of Security Holders............    21
Item 5. Other Information..............................................    21
Item 6. Exhibits and Reports on Form 8-K...............................    22

          Signature....................................................    24


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         MANUFACTURERS' SERVICES, LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      DECEMBER 31,     OCTOBER 1,
                                                                                      ------------     ----------

                                                                                          1999            2000
                                                                                                       (UNAUDITED)
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                          $    24,182      $   42,376
   Accounts receivable, less allowance for doubtful accounts of $728 and $1,439 at
      December 31, 1999 and October 1, 2000, respectively                                 131,301         225,702
   Inventories                                                                            125,164         296,882
   Deferred tax asset                                                                       1,068             789
   Prepaid expenses and other current assets                                               17,550          14,539
                                                                                      ------------     ----------
      Total current assets                                                                299,265         580,288

Property and equipment, net                                                                62,814          84,516
Goodwill and other intangibles                                                             37,949          46,938
Deferred tax asset                                                                            121             303
Other assets                                                                               11,634          22,550
                                                                                      ------------     ----------
      Total assets                                                                    $   411,783      $  734,595
                                                                                      ============     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current portion of long-term debt and capital lease obligations                          5,414           4,203
   Accounts payable                                                                       164,261         257,691
   Accrued expenses and other current liabilities                                          26,845          39,234
   Income taxes payable                                                                     4,472           3,394
                                                                                      ------------     ----------
      Total current liablities                                                            200,992         304,522

   Long-term debt and capital lease obligations                                           121,929         218,992
   Other liabilities                                                                        1,037           3,643
                                                                                      ------------     ----------
      Total liabilities                                                                   323,958         527,157
                                                                                      ------------     ----------
Commitments and contingencies (Note 6)

Senior redeemable preferred stock, 2,000,000 shares authorized; 2,000,000 and 0 shares issued and outstanding at December 31, 1999 and
   October 1, 2000, respectively; redemption value of $25 per share                        39,204             -
                                                                                      ------------     ----------

Stockholders' Equity
   Preferred stock, $0.001 par value, 3,000,000 shares authorized; no shares
      issued and outstanding                                                                  -               -
   Common stock, $0.001 par value; 150,000,000 shares authorized;
      19,588,897 and 33,251,302 shares issued and outstanding at December 31,
      1999 and October 1, 2000, respectively                                                   20              33
   Additional paid in capital                                                              88,471         261,133
   Accumulated deficit                                                                    (30,361)        (39,428)
   Accumulated other comprehensive loss                                                    (9,509)        (14,300)
                                                                                      ------------     ----------
      Total stockholders' equity                                                           48,621         207,438
                                                                                      ------------     ----------
      Total liabilities and stockholders' equity                                      $   411,783      $  734,595
                                                                                      ============     ==========

          See accompanying notes to the interim condensed consolidated financial statements.

                                      MANUFACTURERS' SERVICES, LTD.
                     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS -- UNAUDITED
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                               Three Months Ended                       Nine Months Ended
                                                      --------------------------------------- -------------------------------------

                                                        October 4, 1999    October 1, 2000     October 4, 1999     October 1, 2000

                                                      --------------------------------------- -------------------------------------
Net sales                                                $   221,068        $   424,444         $   649,075         $ 1,119,686
Cost of goods sold                                           206,408            399,450             609,774           1,057,221
                                                      --------------------------------------- -------------------------------------
Gross profit                                                  14,660             24,994              39,301              62,465

Operating expenses:
   Selling, general and administrative                         9,639             16,267              27,820              47,160
   Legal settlement                                              -                  -                   -                 6,000
                                                      --------------------------------------- -------------------------------------

Operating income                                               5,021              8,727              11,481               9,305
Interest expense, net                                          1,900              3,546               5,375              11,107
Foreign exchange gain (loss)                                     858             (1,756)             (1,517)             (2,722)
                                                      --------------------------------------- -------------------------------------
Income (loss) before provision for income
   taxes and extraordinary loss                                3,979              3,425               4,589              (4,524)
Provision for income taxes                                     2,613                854               3,010               1,880
                                                      --------------------------------------- -------------------------------------

Income (loss) before extraordinary loss                        1,366              2,571               1,579              (6,404)
Extraordinary loss                                               -               (2,036)                -                (2,663)
                                                      --------------------------------------- -------------------------------------
Net income (loss)                                        $     1,366        $       535         $     1,579         $    (9,067)
                                                      ======================================= =====================================
Net income (loss) applicable to common stock             $     1,366        $       535         $     1,579         $   (30,991)
                                                      ======================================= =====================================

Basic income (loss) per share:
   Income (loss) before extraordinary loss               $      0.07             $ 0.08         $      0.08         $     (1.17)
   Extraordinary loss                                    $       -          $     (0.06)        $       -           $     (0.11)
   Net income (loss)                                     $      0.07        $      0.02         $      0.08         $     (1.28)
   Weighted average shares outstanding                    19,517,582         31,620,372          19,335,055          24,122,559

Diluted income (loss) per share:
   Income (loss) before extraordinary loss               $      0.07        $      0.08         $      0.08         $     (1.17)
   Extraordinary loss                                    $       -          $     (0.06)        $       -           $     (0.11)
   Net income (loss)                                     $      0.07        $      0.02         $      0.08         $     (1.28)
   Weighted average shares outstanding                    19,636,321         32,977,277          19,466,456          24,122,559


          See accompanying notes to the interim condensed consolidated financial statements.

                          MANUFACTURERS' SERVICES, LTD.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED
                                 (IN THOUSANDS)

                                                                              NINE MONTHS ENDED
                                                                         ---------------------------

                                                                           OCTOBER 4,      OCTOBER 1,
                                                                             1999             2000
CASH FLOWS RELATING TO OPERATING ACTIVITIES:
   Net income (loss)                                                        $  1,579      $  (9,067)
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                             9,981         19,934
     Amortization of capitalized finance fees                                    543            988
     Extraordinary loss                                                          -            2,663
     Additions to allowance for doubtful accounts                                 56            661
     Non cash charge for equity awards                                            30          4,429
     Foreign exchange loss                                                     1,270          2,145
     Deferred taxes                                                              105             45
     Writedowns and loss on disposal of fixed assets                           2,098            -
     Litigation settled by shareholder                                           -            1,000
   Changes in operating assets and liabilities:
     Accounts receivable                                                      25,200        (94,463)
     Inventories                                                             (42,664)      (135,574)
     Prepaid expenses and other assets                                        (6,944)         3,636
     Accounts payable                                                         (1,388)        75,744
     Accrued expenses and other liabilities                                   (3,621)         8,449
                                                                         ------------  -------------
Net cash provided by (used in) operating activities                          (13,755)      (119,410)
                                                                         ------------  -------------

CASH FLOWS RELATING TO INVESTING ACTIVITIES:
   Acquisition of businesses, net of cash acquired                            (1,844)        (3,763)
   Purchase of intangible assets                                                 -           (5,972)
   Proceeds from sale of fixed assets                                             60          3,568
   Purchases of property and equipment                                        (9,437)       (30,687)
   Cost of internal use software                                              (4,904)        (9,595)
                                                                         ------------  -------------
Net cash used in investing activities                                        (16,125)       (46,449)
                                                                         ------------  -------------

CASH FLOWS RELATING TO FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                  -          110,000
   Net proceeds from (payments on) revolving line-of-credit                   27,000         62,400
   Repayments of long-term debt and capital lease obligations                 (4,645)       (81,101)
   Debt issuance and amendment costs                                            (133)        (7,229)
   Proceeds from exercise of stock options                                     1,896          1,481
   Proceeds from issuance of common stock, net of issuance costs                 -          161,427
   Retirement of preferred stock                                                 -          (57,000)
   Dividend payments on preferred stock                                          -           (4,135)
                                                                         ------------  -------------
Net cash provided by financing activities                                     24,118        185,843
                                                                         ------------  -------------
Effect of foreign exchange rates on cash                                      (1,771)        (1,790)
                                                                         ------------  -------------
Net increase in cash                                                          (7,533)        18,194
Cash and cash equivalents at beginning of period                              23,969      $  24,182
                                                                         ------------  -------------
Cash and cash equivalents at end of period                                  $ 16,436      $  42,376
                                                                         ============  =============
SUPPLEMENTAL CASH FLOW DATA:
   Interest paid                                                            $  5,200      $  10,711
                                                                         ============  =============
   Taxes paid                                                               $    489      $   1,406
                                                                         ============  =============
   Assets acquired under capital leases                                     $    883      $   8,008
                                                                         ============  =============
   Assets acquired through issuance of common stock                         $    430      $  27,170
                                                                         ============  =============

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

3. SUPPLEMENTAL BALANCE SHEET INFORMATION

    Inventories are comprised of the following:



                                                              December 31,  October 1,
                                                                  1999         2000
                                                              ------------   --------
Raw materials and purchased inventory.......................    $ 91,944     $220,408
Work-in-process.............................................      29,623       70,041
Finished goods..............................................       3,597        6,433
                                                                --------     --------
                                                                $125,164     $296,882
                                                                ========     ========


                         MANUFACTURERS' SERVICES LIMITED
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                        (IN THOUSANDS, EXCEPT SHARE DATA)


4. COMMON STOCK

         On April 27, 2000, the Company's Board of Directors declared a four-for-one reverse stock split of the Company's Common Stock. This reverse split was effective May 2, 2000. All earnings per share amounts, references to common stock and stockholders' equity amounts have been restated as if the reverse split occurred as of the earliest period presented.

5. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    Long-term debt and capital lease obligations are comprised of the following:


                                                              December 31,  October 1,
                                                                  1999         2000
                                                              ------------   --------
Revolving Facility..........................................    $ 68,100     $130,500
Term Loans..................................................      49,375       85,000
Unsecured non-interest bearing obligation due to former
  owner of an acquired subsidiary. Payments are due in equal annual installments of approximately $245, beginning
  January 1998 and continuing through January 2001..........         490          245
Unsecured interest bearing obligations due to former owners
  of acquired businesses with an interest rate of 5%.
  Payments are due in annual installments of approximately
  $700, beginning April 2000 and continuing through June
  2002......................................................       1,916        1,211
Obligations under capital leases............................       7,462        6,239
                                                                --------     --------
                                                                 127,343      223,195
Less: Current portion.......................................      (5,414)      (4,203)
                                                                --------     --------
                                                                $121,929     $218,992
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

    In August 2000, the Company replaced its credit facility in place at the time with a $175,000 revolving credit facility. The new credit facility has a final maturity of August 2003 and is secured by substantially all domestic assets and a pledge of 66% of the shares of foreign subsidiaries. Restrictive covenants for the new credit facility include restrictions on leverage ratios as well as covenants requiring minimum quick ratio, net worth and fixed charge coverage. In September 2000, the Company entered into an amendment of the new credit facility increasing borrowings through an $85,000 term loan. The amendment also establishes a monthly borrowing base that utilizes receivables and inventory as the borrowing base calculation.

    In connection with the replacement of the previous credit facility, an extraordinary loss of $2,036, net of a $184 tax benefit, was recorded during the quarter ended October 1, 2000. This extraordinary loss related to the write-off of deferred financing costs. The Company capitalized $6,689 of debt issuance costs incurred in connection with the closing of the new credit facility and the amendment for the term loan.

                       MANUFACTURERS' SERVICES LIMITED
  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                       (IN THOUSANDS, EXCEPT SHARE DATA)


    At October 1, 2000, the interest rate for the term loan facility was 10.75% and the interest rate for the revolving credit facility was between 8.875% and 10.0%.

6.  CONTINGENCIES

ACCOUNTS RECEIVABLE

    As of October 1, 2000, the Company had outstanding receivables with a customer of $6,900 which are being disputed by that customer. The dispute involves inventory that was purchased by the Company at a premium in order to meet the customers' increase in forecast demand. The Company purchased the inventory with the full knowledge and agreement of the customer that the customer would bear the expense of the premium price.

    The Company is in the process of resolving this issue with the customer and has not provided a reserve as of October 1, 2000 as management believes that the receivable is valid and that the total amount will ultimately be collected.

    As of October 1, 2000, the Company had $374 of outstanding receivables with a customer experiencing severe financial difficulty. Additionally, the Company held $2,478 of inventory purchased specifically for this customer, some of which could not be readily used in products manufactured for other customers or sold in the open market. The Company has evaluated the risk of not fully recovering the assets related to this customer. As of October 1, 2000, the Company has a reserve of $1,110 based on management's best estimate of the realizability of these assets in light of all information currently available.

DEFERRED REVENUE

    In June 2000, the Company received a payment of $14,592 in connection with a supply agreement with a customer. The agreement includes a provision whereby the Company will either retain or repay a portion of this amount each quarter, through the fourth quarter of 2001, dependent upon sales levels achieved in that quarter. During the three months ended October 1, 2000, $2,875 was repaid to the customer based on sales levels achieved. At October 1, 2000, the remaining deferred revenue balance was $11,717. Approximately $1,609 of the total remaining balance has been included in other long-term liabilities while the remainder is included in accrued expenses. The deferred revenue will either be recognized in income or repaid to the customer based on actual sales volumes each quarter.

LITIGATION

    In 1998, Lockheed Martin Corporation ("LM") filed a complaint against the Company and certain principal stockholders. The complaint alleged that the Company failed to complete the acquisition of one of LM's subsidiaries under a purchase agreement signed in 1997. The complaint alleged unspecified damages.

    In April 2000, the Company and LM agreed to terms on an out of court settlement, whereby the Company will pay LM $5 million. In addition, the Company's major shareholder has agreed to provide services to LM with a fair market value of $1 million. The Company recorded a $6 million charge with a corresponding $5 million liability and a $1 million capital contribution in the accompanying consolidated financial statements as of and for the three months ended April 2, 2000. The $5 million due LM was paid by the Company during the nine months ended October 1, 2000.

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

                       MANUFACTURERS' SERVICES LIMITED
  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                       (IN THOUSANDS, EXCEPT SHARE DATA)


7.  ACQUISITIONS

ASSET ACQUISITIONS

    In November 1999, the Company acquired certain assets from 3Com Corporation ("3Com") used in the production of Palm handheld computing devices and modems and network interface cards for total consideration of $79,480. In the first quarter of 2000, the Company finalized the purchase price allocation, resulting in an increase of $1,273 to the long-term assets acquired in the transaction.

    In September 2000, the Company acquired certain assets from 3Com used in the production of carrier equipment and modems for total consideration of $78,803. The purchase price consisted of cash of $59,768 and 1,551,220 shares of Company stock. These assets consisted of inventory, fixed assets and certain intangible assets. The transaction was accounted for as a purchase of assets, and the purchase price has been allocated on a preliminary basis based on the relative fair values of the tangible and intangible assets at the date of acquisition. The current allocation is based on preliminary valuations obtained for the long-lived tangible and intangible assets acquired and will be adjusted as necessary upon finalization of the valuations. The preliminary valuation is as follows:

    Fixed assets                  $ 2,847
    Inventory                      68,000
    Intangible assets               7,956
                                  -------
                                  $78,803
                                  =======

    Additionally, the Company purchased $20,401 of additional inventory from 3Com subsequent to the asset acquisition. A corresponding liability was recorded in accounts payable as of October 1, 2000, and the majority of this amount is expected to be paid to 3Com by the end of fiscal 2000.

    Under the terms of the related supply agreement, the Company will provide manufacturing, distribution and repair services related to the production of 3Com's carrier and modem products for an initial term of two years.

BUSINESS ACQUISITIONS

    In June 2000, the Company acquired the net assets of Qualitronics, Inc., a privately held company located in Massachusetts, which provides electronics prototype and manufacturing services, for a purchase price of $11,530. The purchase price consisted of cash of $3,970 and 472,479 shares of the Company's Common Stock. With respect to the cash component of the acquisition, $2,970 was paid in June 2000, and the remaining balance of $1,000 was paid during the third quarter of 2000.

8.  BUSINESS SEGMENT INFORMATION

    The Company's operations comprise a single line of business, providing electronics design and manufacturing services. Information about the Company's operations in different geographic regions is presented in the table below:

                                            Three Months Ending         Nine Months Ending
                                        -------------------------   -------------------------
                                         October 4,    October 1,    October 4,    October 1,
                                            1999          2000          1999          2000
                                        -----------   -----------   -----------   -----------
Net sales
  United States -- Corporate...         $    --       $    --       $    --       $    --
                -- Operations..             107,757       300,129       315,223       783,170
  Europe.......................              72,588        81,415       206,057       224,883
  Asia.........................              40,723        42,900       127,795       111,633
                                        -----------   -----------   -----------   -----------
                                        $   221,068   $   424,444   $   649,075   $ 1,119,686
                                        ===========   ===========   ===========   ===========
Operating income (loss)
  United States -- Corporate...         $    (5,026)  $    (5,313)  $   (14,275)  $   (26,606)
                -- Operations..               3,560         8,419         8,540        21,493
  Europe.......................               3,954         3,921         9,033        10,198
  Asia.........................               2,533         1,700         8,183         4,220
                                        -----------   -----------   -----------   -----------
                                        $     5,021   $     8,727   $    11,481   $     9,305
                                        ===========   ===========   ===========   ===========


                                                                    December 31,   October 1,
                                                                       1999          2000
                                                                    ------------  -----------
Identifiable Assets
United States -- Corporate..................................        $    14,167   $   41,248
              -- Operations.................................            236,705      496,798
  Europe....................................................             99,610      124,374
  Asia......................................................             61,301       72,175
                                                                    -----------   ----------
                                                                    $   411,783   $  734,595
                                                                    ===========   ==========

                       MANUFACTURERS' SERVICES LIMITED
  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                       (IN THOUSANDS, EXCEPT SHARE DATA)


9.  OPTION PLAN

    The stockholders approved the 2000 Equity Incentive Plan (the "2000 Plan") in January 2000. The 2000 Plan is administered by the board of directors and selected employees, directors and non-employees, who provide services to the Company, are eligible to participate. The 2000 Plan provides for the award of a broad variety of stock-based compensation alternatives, such as non-qualified stock options, incentive stock options, restricted stock, performance awards and stock appreciation rights. The 2000 Plan specifies that 2,668,750 shares of common stock may be offered from either authorized and unissued shares or issued shares which have been reacquired by the Company.

    For options granted under the 2000 Plan, which totaled 1,332,935 for the nine months ended October 1, 2000, one-half of each award will vest ratably over four years following the date of grant, unless otherwise specified by the board of directors or a committee thereof. The remainder of each grant vests eight years from the date of grant, with provisions for acceleration based on the achievement of pre-established financial performance goals.

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

    The Director Option Plan provides for an initial one-time grant of options to purchase 20,000 shares of the Company's Common Stock to each non-employee director who has not previously received an initial grant of options. Additionally, the compensation committee or the full Board of Directors is authorized to make discretionary grants of options and determine the terms and conditions of such options. The Director Option Plan also provides for annual option grants of 5,000 shares upon each annual shareholders' meeting. The Director Option Plan requires that the exercise price of each option granted under the plan must be at least 100% of the fair market value of the Company's Common Stock on the date the option is granted. The initial one-time grants will vest in three equal installments commencing on the first anniversary of the grant date specified in the plan or by the Committee. The Company has reserved 225,000 shares of common stock for issuance in connection with the Director Option Plan.

    In connection with the acquisition of assets from 3Com in September 2000 (Note 7), the Company's Board of Directors approved the 2000 Non Qualified Stock Option Plan (the "2000 NQ Plan"). The 2000 NQ Plan provides for the award of non-qualified stock options and specifies that 400,000 shares of common stock may be issued thereunder. Unless otherwise specified by the board of directors or a committee thereof, the options will vest generally in the same manner as the options issued under the 2000 Plan. No options were granted under the 2000 NQ Plan during the nine months ended October 1, 2000.

A summary of stock option activity for the Company's option plans is as follows:

                                                            For the Nine Months Ended October 1, 2000
                                                      ----------------------------------------------------
                                                                                               Weighted
                                                        Number of                               Average
                                                          Shares        Option Price        Exercise Price
Outstanding at December 31, 1999....................    1,979,941      $ 4.00--$20.00           $ 8.48
  Granted...........................................    1,332,935      $12.28--$27.25           $14.11
  Exercised.........................................     (248,773)     $ 4.00--$20.00           $ 5.74
  Forfeited.........................................     (279,992)     $ 4.00--$21.75           $ 7.54
                                                      -----------

Outstanding at October 1, 2000 .....................    2,784,111      $ 4.00--$27.25           $11.45
                                                      ===========
Exercisable at October 1, 2000 .....................      884,170      $ 4.00--$20.00           $11.65
                                                      ===========


    Compensation expense of $210 and $604 was recognized during the three months and nine months ended October 1, 2000, respectively, to account for the vesting of options granted below the fair market price of the Company's Common Stock.

    In the quarter ended April 2, 2000, the Board of Directors approved a grant of 200,000 shares of Common Stock to the Company's Chief Executive Officer, and a grant

                       MANUFACTURERS' SERVICES LIMITED
  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                       (IN THOUSANDS, EXCEPT SHARE DATA)


of 12,500 shares of Common Stock to senior management of the Company. In connection with this grant, the Company recorded a one-time non-cash charge of $3,825, based upon the number of shares awarded and the fair value of $18 per share, as determined by the Company. This one-time non-cash charge of $3,825 has been included in selling, general and administrative in the accompanying consolidated statement of operations for the nine months ended October 1, 2000.

10. EARNINGS PER SHARE

    The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income (loss) per share before extraordinary loss computations as required by SFAS 128:

                                                Three Months Ending         Nine Months Ending
                                              -----------------------    -----------------------
                                              October 4,   October 1,    October 4,    October 1,
                                                 1999        2000           1999          2000
                                              -----------  -----------   -----------  -----------
Numerator--basic and diluted earnings
 Per share:
  Income(loss) before extraordinary loss      $     1,366  $     2,571   $     1,579  $    (6,404)
  Dividends on senior redeemable
   preferred stock..........................          --           --            --        (3,464)
  Accretion of senior redeemable
   preferred stock and call premium.........          --           --            --       (18,460)
                                              -----------  -----------   -----------  -----------
  Income (loss) available to common
   stockholders before extraordinary loss...  $     1,366  $    2,571    $     1,579  $   (28,328)
                                              ===========  ===========   ===========  ===========
Denominator:
  Basic income (loss) per share--
   weighted average share outstanding.......   19,517,582   31,620,372    19,335,055   24,122,559
  Effect of dilutive securities--
   stock options and warrants...............      118,739    1,356,905       131,401         --
                                              -----------  -----------   -----------  -----------
  Diluted income (loss) per share--
   weighted average shares outstanding......   19,636,321   32,977,277    19,466,456   24,122,559
                                              ===========  ===========   ===========  ===========

  Basic income (loss) per share.............  $      0.07  $      0.08   $     0.08   $     (1.17)
  Diluted income (loss) per share...........  $      0.07  $      0.08   $     0.08   $     (1.17)


    For the periods ended October 4, 1999 and the three months ended
October 1, 2000, anti-dilutive options and warrants of 959,985 and 1,500, respectively, have been excluded from the calculation of EPS as the exercise price was greater than the estimated fair market price of the common shares. For the nine months ended October 1, 2000, 3,944,654 anti-dilutive options and warrants have been excluded from the calculation of EPS as the Company had a net loss available to common stockholders before extraordinary loss for the period.

                       MANUFACTURERS' SERVICES LIMITED
  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                       (IN THOUSANDS, EXCEPT SHARE DATA)


11. COMPREHENSIVE INCOME (LOSS)

The following table illustrates the components of comprehensive income (loss) as required by SFAS 130:

                                                 Three Months Ending         Nine Months Ending
                                              ------------------------     -----------------------
                                               October 4,   October 1,     October 4,   October 1,
                                                  1999        2000            1999         2000
                                              -----------  -----------     ---------   -----------
Net income (loss)                             $     1,366  $       535     $   1,579   $   (9,067)
Other comprehensive income (loss)
  Foreign currency translation adjustments          1,628      (2,742)        (3,180)      (4,940)
  Unrealized gain (loss) on securities held
    for sale                                         --            195          --            149
                                              -----------  -----------     ---------   -----------
Comprehensive income (loss)                   $     2,994  $    (2,012)    $  (1,601)  $   (13,858)
                                              ===========  ===========     =========   ===========


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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which is required to be adopted no later than the fourth calendar quarter of 2000. SAB 101 sets forth guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company is continuing to evaluate the impact of SAB 101 on its financial condition and results of operations.

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

    Our business strategy includes the continued expansion of our global manufacturing network. Because 30% of our current business is outside the United States, we will continue to have foreign currency exposure. Foreign currency gains/losses are the result of transacting business in a currency that is different from the functional currency of our operating entity and the movements in those currencies between the time a transaction is recorded for financial reporting purposes and the time payment is made or received. We currently use forward foreign exchange contracts on a limited basis, to hedge our foreign currency risk but not for trading purposes. We expect to continue to utilize forward foreign exchange contracts only to the extent that they hedge specific underlying transactions that create foreign currency exchange rate risk for us.

RECENT ACQUISITIONS

    A significant portion of our growth has come from recent acquisitions, which have strengthened existing customer relationships, added new customers and increased our range of service offerings.

    In September 2000, we acquired from 3Com selected inventory, fixed assets and other intangibles located in Mt. Prospect, IL, for $78.8 million. The purchase price included $59.8 million in cash and 1,551,220 shares of company stock. In connection with this acquisition, we entered into a two-year supply agreement with 3Com to produce ADSL, cable and analog modems, carrier systems products and digital cameras. We also retained the facility employees.

    In June 2000, we acquired Qualitronics, Inc., an electronics prototype manufacturing firm, for an aggregate purchase price of approximately $11.5 million.

RESULTS OF OPERATIONS

    The following table sets forth specified operating data and percentages of net sales for the periods indicated:

                                       Three Months Ending                 Nine Months Ending
                               ----------------------------------- -----------------------------------
                                October 4, 1999   October 1, 2000   October 4, 1999   October 1, 2000
                               ----------------- ----------------- ----------------- -----------------
                                                       (Dollars in thousands)

Net sales.....................  $221,068  100.0%  $424,444  100.0%  $649,075  100.0% $1,119,686  100.0%
Cost of goods sold............   206,408   93.4    399,450   94.1    609,774   93.9   1,057,221   94.4
                                -------- -------  -------- -------  -------- ------- ---------- ------
Gross profit..................    14,660    6.6     24,994    5.9     39,301    6.1      62,465    5.6
Selling, general and
  administrative(a)...........     9,639    4.4     16,267    3.8     27,820    4.3      47,160    4.2
Litigation settlement.........       --     --         --      --        --      --       6,000    0.5
                                -------- -------  -------- -------  -------- ------- ---------- ------
Operating income (loss).......     5,021    2.3      8,727    2.1     11,481    1.8       9,305    0.8
Interest expense, net.........     1,900    0.9      3,546    0.8      5,375    0.8      11,107    1.0
Foreign exchange gain (loss)..       858    0.4     (1,756)  (0.4)    (1,517)  (0.2)     (2,722)  (0.2)
                                -------- -------  -------- -------  -------- ------- ---------- ------
Income (loss) before provision
  for income taxes and
  extraordinary loss..........     3,979    1.8      3,425    0.8      4,589    0.7      (4,524)  (0.4)
Provision for income taxes....     2,613    1.2        854    0.2      3,010    0.5       1,880    0.2
                                -------- -------  -------- -------  -------- ------- ---------- ------
Income (loss) before
  extraordinary loss..........     1,366    0.6      2,571    0.6      1,579    0.2      (6,404)  (0.6)
Extraordinary loss............       --     --      (2,036)  (0.5)       --     --       (2,663)  (0.2)
                                -------- -------  -------- -------  -------- ------- ---------- ------
Net income (loss).............  $  1,366    0.6   $    535    0.1%  $  1,579    0.2  $   (9,067)  (0.8)%
                                ======== =======  ======== =======  ======== ======= ========== ======

-----------------------------

(a) Includes $10, $210, $30 and $4,429 of non-cash charges related to stock-based compensation in the three months ended October 4, 1999 and October 1, 2000, and the nine months ended October 4, 1999 and October 1, 2000, respectively.


FISCAL QUARTER ENDED OCTOBER 1, 2000 COMPARED TO FISCAL QUARTER ENDED OCTOBER 4, 1999

NET SALES

    Net sales for the quarter ended October 1, 2000 increased $203.4 million, or 92.0%, to $424.4 million from $221.1 million for the quarter ended October 4, 1999. Net sales for the quarter ended October 1, 2000 included $151.5 million attributable to our Salt Lake City facility, which was acquired in November 1999. Volume increases include $54.1 million from five existing customers, $6.1 million from a new customer since October 4, 1999 and $5.7 million in additional sales from engineering design services. These increases were partially offset by volume reductions in two customers' programs of $15.6 million, resulting from competitive pressures in those customers' industries.

GROSS PROFIT

    Gross profit decreased to 5.9% of net sales for the quarter ended October 1, 2000 from 6.6% of net sales for the quarter ended October 4, 1999. This decrease resulted from start-up operating costs at our Salt Lake City facility (0.9% of net sales) and a mix of customer programs for the quarter ended October 1, 2000 with gross margins that were lower than the mix of customer programs for the quarter ended October 4, 1999 (0.1% of net sales). These decreases were partially offset by the positive effect of increased revenues from engineering design services (0.3% of net sales).

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expense for the quarter ended October 1, 2000 increased to $16.3 million, or 3.8% of net sales, from $9.6 million, or 4.4% of net sales, for the quarter ended October 4, 1999. This increase related to the asset acquisition of our Salt Lake City facility, including amortization of intangible assets ($1.5 million) and expenses related to human resources, accounting and information systems necessary to support the facility ($2.7 million). Additional increases include additional expenses related to the operation of Qualitronics, Inc. ($0.3 million), which was acquired in the second quarter of 2000, an expense of $0.2 million related to option grants made to our senior managers and other key employees, and staffing increases at all of our sites to support growth in customer programs. These increases were partially offset by a $1.0 million reversal of an accrued withholding tax based on the Company's restructuring of intercompany lending arrangements.

FOREIGN EXCHANGE GAINS/LOSSES

    Foreign exchange losses for the quarter ended October 1, 2000 were $1.8 million compared with foreign exchange gains of $0.9 million for the quarter ended October 4, 1999. Approximately $0.5 million of the foreign exchange loss for the quarter ended October 1, 2000 is unrealized and relates to the strengthening of the US dollar in relation to the Spanish peseta in connection with a US dollar denominated loan for our Valencia facility. The remainder of the foreign exchange loss in the quarter ended October 1, 2000 related to the strengthening of the US dollar in relation to the Spanish peseta on materials purchased in Valencia which must be settled in US dollars. The foreign exchange gain in the quarter ended October 4, 1999 was related to the strengthening of the Spanish peseta in relation to the US dollar in connection with the US dollar denominated loan in Valencia and is unrealized.

INTEREST EXPENSE, NET

    Net interest expense increased to $3.5 million for the quarter ended October 1, 2000 from $1.9 million for the quarter ended October 4, 1999, reflecting higher average borrowings and the impact of increasing interest rates.

PROVISION FOR INCOME TAXES

    Provision for income taxes was $0.9 million for the quarter ended October 1, 2000 and $2.6 million for the quarter ended October 4, 1999. Our tax provisions in both quarters resulted from the mix of profits and losses experienced by us across the jurisdictions within which we operate. Losses in the United States and Ireland provided us with no income tax benefit while profits in Spain and Asia required us to record tax provisions.

NINE MONTHS ENDED OCTOBER 1, 2000 COMPARED TO NINE MONTHS ENDED OCTOBER 4, 1999

NET SALES

    Net sales for the nine months ended October 1, 2000 increased $470.6 million, or 72.5%, to $1.1 billion from $649.1 million for the nine months ended October 4, 1999. Net sales for the nine months ended October 1, 2000 included $407.6 million attributable to our Salt Lake City facility, which was acquired in November 1999. In addition, overall volumes increased, including $142.1 million from five existing customers, $11.3 million from a new customer since October 4, 1999 and $9.5 million in additional sales from engineering design services. These increases were partially offset by volume reductions in three customers' programs of $96.7 million, resulting from competitive pressures in those customers' industries.

GROSS PROFIT

    Gross profit decreased to 5.6% of net sales for the nine months ended October 1, 2000 from 6.1% of net sales for the quarter ended October 4, 1999. This decrease resulted from start-up operating costs at our Salt Lake City facility (1.0% of net sales). This decrease was partially offset by the positive effect of a mix of customer programs for the nine months ended October 1, 2000 with gross margins higher than the mix of customer programs for the quarter ended October 4, 1999 (0.2% of net sales), and increased revenues from engineering design services (0.3% of net sales).

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expense for the nine months ended October 1, 2000 increased to $47.2 million, or 4.2% of net sales, from $27.8 million, or 4.3% of net sales, for the nine months ended October 4, 1999. This increase related to the asset acquisition of our Salt Lake City facility, including amortization of intangible assets ($4.5 million) and expenses related to human resources, accounting and information systems necessary to support the facility ($6.2 million). Additional increases include additional expenses related to the operation of Qualitronics, Inc. ($0.4 million), which was acquired in the second quarter of 2000, staffing increases at all of our sites to support growth in customer programs and an expense of $4.4 million related to option grants made to our senior managers and other key employees. These increases were partially offset by a $1.0 million reversal of an accrued withholding tax based on the Company's restructuring of intercompany lending arrangements.

LITIGATION SETTLEMENT

    In April 2000, we reached an understanding to settle a claim for damages arising from a potential acquisition that was not consummated. As a result, we recorded a $6.0 million charge in the fiscal quarter ended April 2, 2000. Refer to Item 1 of Part II of this document ("Legal Proceedings") for a further description of this settlement.

FOREIGN EXCHANGE GAINS/LOSSES

    Foreign exchange losses for the nine months ended October 1, 2000 were $2.7 million compared with foreign exchange losses of $1.5 million for the nine months ended October 4, 1999. Approximately $1.1 million of the foreign exchange loss for the nine months ended October 1, 2000 is unrealized and relates to the strengthening of the US dollar in relation to the Spanish peseta in connection with a US dollar denominated loan for our Valencia facility. The remainder of the foreign exchange loss for the nine months ended October 1, 2000 related to the strengthening of the US dollar in relation to the Spanish peseta on materials purchased in Valencia which must be settled in US dollars. The foreign exchange loss for the nine months ended October 4, 1999 related to the strengthening of the US dollar in relation to the Spanish peseta in connection with a US dollar denominated loan in Valencia and is unrealized. The increase in foreign exchange loss was attributable to relative strengthening of the US dollar in relation to the Spanish peseta being more significant in the nine months ended October 1, 2000 than in the nine months ended October 4, 1999.

INTEREST EXPENSE, NET

    Net interest expense increased to $11.1 million for the nine months ended October 1, 2000 from $5.4 million for the nine months ended October 4, 1999, reflecting higher average borrowings and the impact of increasing interest rates.

PROVISION FOR INCOME TAXES

    Provision for income taxes decreased to $1.9 million for the nine months ended October 1, 2000 compared with $3.0 million for the nine months ended October 4, 1999. Our tax provision in both years resulted from the mix of profits and losses we experienced across the jurisdictions within which we operate. Losses in the United States and Ireland provided us with no income tax benefit while profits in Spain and Asia required us to record tax provisions.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities of $119.4 million for the nine months ended October 1, 2000 resulted from an increase in operating assets and liabilities of $142.2 million, net loss of $9.1 million, depreciation and amortization of $19.9 million and other non-cash items aggregating $11.9 million. A significant portion of the increase in operating assets and liabilities was due to a $135.6 million increase in inventory. This increase was due to increased customer demand as well as $51.1 million representing the portion of inventory acquired with cash in the asset purchase of 3Com's Mt. Prospect, IL facility. An additional $37.3 million of inventory was acquired in this transaction, funded by accounts payable and the issuance of common stock. Also included in the increase in operating assets and liabilities is $11.7 million in deferred revenue related to a supply agreement with a customer. The agreement includes a provision whereby the Company will either retain or repay a portion of this amount each quarter, through the fourth quarter of 2001, dependent upon certain sales levels achieved in that quarter. The deferred revenue will either be recognized in income or repaid to the customer based on actual sales volumes each quarter. Other non-cash items include foreign exchange loss of $2.1 million, non-cash charges for equity awards of $4.4 million and other non-cash charges of $1.0 million associated with the obligations of Donaldson, Lufkin & Jenrette Securities Corporation (DLJ) under a litigation settlement agreement with Lockheed Martin Corporation. Net cash used in operating activities of $13.8 million for the nine months ended October 4, 1999 resulted from an increase in operating assets and liabilities of $29.4 million, net income of $1.6 million, depreciation and amortization of $10.0 million and other non-cash items aggregating $4.1 million. Other non-cash items include foreign exchange loss of $1.3 million and write downs and losses on disposals of fixed assets of $2.1 million. Of the $2.1 million write down and loss and disposals of fixed assets, $1.3 million related to the modification of an equipment leasing arrangement. The increase in depreciation and amortization for the nine months ended October 1, 2000 compared to the nine months ended October 4, 1999 reflects our acquisition of the Salt Lake City facility in November 1999, implementation of a new enterprise resource planning system in Charlotte during 1999 subsequent to the quarter ended April 4, 1999, and an overall increase in the depreciable asset base due to investments in manufacturing equipment in response to increased customer demand throughout the company.

         Net cash used in investing activities for the nine months ended October 1, 2000 was $46.4 million, consisting of $27.1 million of net capital expenditures, $9.6 million of internal use software, and, $3.8 million for the acquisition of Qualitronics, Inc. The Qualitronics, Inc. acquisition was partially funded with $2.8 million of proceeds from the initial public offering; the remaining $1.0 million was paid during the three months ended October 1, 2000. Capital expenditures consisted of production equipment purchased for our Valencia, Asia and Salt Lake City manufacturing sites, building and improvement costs related to establishing new manufacturing sites in Ireland and China and computer hardware and software in Salt Lake City. Net cash used in investing activities for the nine months ended October 4, 1999 was $16.1 million, consisting of $9.4 million of capital expenditures, $4.9 million of internal-use software and $1.8 million from the acquisition of two companies providing electronic design services. Capital expenditures consisted of production equipment for our Arden Hills and Valencia manufacturing sites and computer hardware and software in Charlotte.

    Net cash provided by financing activities for the nine months ended October 1, 2000 was $185.8 million, including net proceeds of $161.4 from the issuance of common stock in the initial public offering which closed on June 28, 2000. These proceeds were used to pay off a portion of borrowings under our bank credit facility ($99.5 million) and retire all of our outstanding senior preferred stock ($58.9 million, including remaining dividends owed). Other financing activities included net borrowings under our bank credit facility of $190.8 million, excluding amounts paid off with proceeds from the initial public offering, $7.2 million in debt issuance and amendment costs and $1.9 million of dividends paid on our senior preferred stock prior to the retirement. Net cash provided by financing activities for the nine months ended October 4, 1999 was $24.1 million, consisting of net borrowings of $22.4 million under our bank credit facility and net proceeds of $1.9 million from the exercise of stock options.

    At October 1, 2000, we had $85.0 million outstanding under our term loan facilities and $130.5 million outstanding under our revolving credit facility with

$44.5 million available for additional borrowings. During August 2000, we replaced our existing credit facility with a new $175 million revolving credit facility, underwritten by DLJ Capital Funding, Inc. and Bank of America, N.A. The facility has a final maturity of August 2003. The new credit facility is secured by substantially all domestic assets and a pledge of 66% of the shares of foreign subsidiaries. It includes covenants restricting leverage ratios as well as covenants requiring minimum quick ratio, net worth and fixed charge coverage. The new facility has less restrictive covenants as compared to the Company's prior credit facility and will allow for lower interest costs based on a pricing grid. In connection with replacing the previous credit facility with the new credit facility, we recorded an extraordinary non-cash charge of $2.0 million, net of $0.2 million tax, associated with the write off of deferred financing costs.

    In September 2000, we closed a $85.0 million term loan with a final maturity of September 2005 to finance the cash portion of our purchase of the assets of 3Com's Mt. Prospect, IL facility. The existing credit agreement was amended to allow for this new term loan as well as to establish a monthly borrowing base that utilizes receivables and inventory as the base calculation.

    Borrowings under our new bank credit facility are limited by a borrowing base calculation based on defined levels of accounts receivable and inventory. At October 1, 2000, the total borrowing base was in excess of committed borrowings under the credit facility.

    The interest rate on our revolving credit facility is, at our option, either:

    - 1.25% per annum plus the base rate, which is the higher of:

       -- the rate as publicly announced from time to time by Bank of America as its "reference rate", or

       --  the federal funds effective rate plus 0.50% per annum; or

    - the reserve-adjusted London interbank offered rate, or Adjusted LIBOR, plus 2.25% per annum.

    The applicable margins for our bank credit facility will be subject to adjustment, +/-0.50%, based on the ratio of our consolidated total debt to consolidated EBITDA (as defined in our bank credit facility) and our corporate credit rating. The interest rate on our term loan facility is, at our option, either:

    - the base rate plus 3.00% per annum; or

    - the sum of Adjusted LIBOR plus 4.00% per annum.

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

   We have $44.5 million available under our bank credit facility to make future acquisitions and for general corporate purposes. We currently have no agreements or understandings about any specific acquisition. However, we intend to continue our acquisition strategy, which could result in significant future acquisitions. If available resources are not sufficient to finance these acquisitions, we would be required to seek additional equity or debt financing. There can be no assurance that funds from these sources, if required, will be available on terms suitable to us, if at all.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which is required to be adopted no later than the fourth calendar quarter of 2000. SAB 101 sets forth guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. We are continuing to evaluate the effects on our financial condition and results of operations of adopting SAB 101.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

INTEREST RATE RISK

    Our exposure to interest rate risk arises from variable rate debt arrangements entered into for other than trading purposes. The interest rate risk on our fixed-rate debt is not material as the amounts outstanding under these arrangements are not significant.

    The cost of borrowings under our term loan facility is the applicable spread plus the underlying cost of funds option (either the base rate or Adjusted LIBOR). The applicable spread on the base rate loans is 3.00%, and the spread on the Adjusted LIBOR loans is 4.00%. The cost of borrowings under our revolving credit facility is the applicable spread plus the underlying cost of funds option (either the base rate or Adjusted LIBOR). The applicable spread on the base rate loans varies between 1.75% and 2.25% based on our consolidated leverage ratio and our corporate credit ratings. The applicable spread on the Adjusted LIBOR loans varies between 2.75% and 3.25% based on our consolidated leverage ratio and our corporate credit ratings.

    The following table summarizes our market risks associated with our variable rate debt in place at October 1, 2000 based on current maturities and interest rates:

                                                         December 31,
                              -----------------------------------------------------------------
                                                    (Dollars in thousands)
                                 2000          2001          2002          2003          2004

Term loans balance.......     $ 84,788      $ 83,938      $ 83,088      $ 76,075       $42,713
Effective interest
  rate...................        10.37%        10.37%        10.37%        10.37%        10.37%
Principal payments.......     $    213      $    850      $    850      $  7,013       $33,363
Interest expense.........     $  3,297      $  8,704      $  8,616      $  8,253       $ 6,159

Revolving facility
  balance................     $130,500      $130,500      $130,500            --            --
Available credit.........     $175,000      $175,000      $175,000      $175,000            --
Effective interest
  rate...................        8.932%        8.932%        8.932%        8.932%           --
Fee on unused portion....         0.75%         0.75%         0.75%           --            --
Interest expense.........     $  4,496      $ 11,990      $ 11,990      $  7,993            --


    The carrying cost of the above credit facility approximates fair value due to the variable nature of the interest rates.

FOREIGN CURRENCY EXCHANGE RATE RISK

    We also have exposure to various foreign currency exchange-rate fluctuations for cash flow received from our foreign subsidiaries. This risk is mitigated because the functional currency of our subsidiaries in Ireland, Singapore and Malaysia is the US dollar and most financial transactions are conducted with the US dollar. The foreign currency exchange-rate risk for our subsidiary in Spain is mitigated because substantially all of its financial transactions are conducted in the Spanish peseta. Our exposure to foreign currency exchange-rate fluctuations is related to an intercompany loan receivable from the corporate entity, long-term debt and specific trade receivables and payables, all at our subsidiary in Spain, which are denominated in US dollars. Our foreign currency exchange-rate exposure on the intercompany loan receivable and the trade receivables and payables is mitigated by the use of foreign exchange contracts which are effective as a hedge against these specific transactions. As of October 1, 2000, we had the following foreign exchange forward contracts outstanding:

                                                      Notional Amount   Fair Value
                                                      ---------------   ----------
                                                             (In thousands)

Foreign exchange sell contracts:
  US Dollars........................................      $ 2,300          $  (48)
Foreign exchange buy contracts:
  US Dollars........................................      $32,400          $ (226)


    As the functional currency of our Spanish operations is the Spanish peseta and the terms of the lending arrangement require settlement in US dollars, we are exposed to risks of loss due to fluctuations in the foreign currency exchange rate between the Spanish peseta and US dollar.

FORWARD LOOKING STATEMENTS

    This Form 10-Q includes forward-looking statements. Some of the forward-looking statements can be identified by the use of forward-looking words such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative of those words or other comparable terminology. Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include systems failures, technological changes, volatility of securities markets, government regulations and economic conditions and competition in the areas in which we conduct our operations. For a discussion of factors that could cause actual results to differ, please see the discussion under "Risk Factors" included in the Company's Registration Statement on Form S-1, as amended. The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In October 1998, Lockheed Martin Corporation commenced an action in the Circuit Court for Montgomery County, Maryland, entitled LOCKHEED MARTIN CORPORATION V. DLJ MERCHANT BANKING II, INC., DLJ MERCHANT BANKING PARTNERS, DLJ MERCHANT BANKING, INC., DLJ MERCHANT BANKING PARTNERS, L.P., DLJ MERCHANT BANKING PARTNERS II, L.P. AND MANUFACTURERS' SERVICES LIMITED, Case No. 193819. The complaint alleges, among other things, that we breached an agreement to acquire a Lockheed subsidiary. On May 24, 2000 we entered into a written settlement agreement with Lockheed. The settlement agreement contains reciprocal releases and covenants not to sue. On the date of execution of the settlement agreement, we paid Lockheed $1 million in cash. In addition, we executed two fully assignable promissory notes. Each note has a principal amount of $2 million. Both notes were paid in full on August 1, 2000. The settlement agreement also requires Donaldson, Lufkin & Jenrette Securities Corporation to provide Lockheed and its affiliates with investment banking and financial consulting services at a discount, with the maximum amount of the discount being $1 million.

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

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

 EXHIBIT
 NUMBER                             DESCRIPTION
 -------                            -----------

   2.1(1)       Securities Purchase Agreement dated as of January 20, 1995 by and among MSL and the parties listed therein.
   2.2(1)       Warrant Agreement dated as of August 31, 1995 by and among MSL,
                  Bank of America National Trust and Savings Association and
                  the parties listed therein.
   2.3(1)       Preferred Stock and Warrant Subscription Agreement dated as of
                  November 26, 1999 by and among MSL and the parties listed
                  therein.
   2.4(1)       Escrow Agreement dated as of November 26, 1999 by and among
                  MSL and the parties listed therein.
   2.5(1)       Asset Purchase Agreement dated as of November 19, 1999 among
                  3Com Corporation, Manufacturers' Services Limited and
                  Manufacturers' Services Salt Lake City Operations, Inc.
   2.6(2)       Asset Purchase Agreement dated as of September 26, 2000 among
                  3Com Corporation, Manufacturers' Services Limited and
                  Manufacturers' Services Salt Lake City Operations, Inc.
   3.1(1)       Restated Certificate of Incorporation of MSL.
   3.2(1)       Amended and Restated By-Laws of MSL.
   3.3(1)       Form of certificate representing shares of common stock, $.001 par value per share.
   4.1(1)       Stockholders Agreement dated as of January 20, 1995 by and among
                  MSL and the stockholders named therein.
   4.2(1)       Stockholders Agreement Amendment dated November 26, 1999 by and among MSL and the stockholders named therein.
   4.3(1)       Credit Agreement dated August 21, 1998 among MSL, MSL Overseas
                  Finance B.V and the lenders named therein.
   4.4(1)       First Amendment to Credit Agreement and Limited Waiver dated as of February 26, 1999 by and among MSL, MSL Overseas Finance
                  B.V. and the lenders named in the Credit Agreement.
   4.5(1)       Second Amendment to Credit Agreement and Consent dated as of
                  November 23, 1999 by and among MSL, MSL Overseas Finance B.V.
                  and the lenders named in the Credit Agreement.
   4.6          First Amended and Restated Credit Agreement dated as of
                  September 29, 2000 by and between Manufacturers' Services
                  Limited and the lenders named in the Credit Agreement.
   4.7          First Amendment Agreement and Consent dated as of
                  September 29, 2000 by and between Manufacturers' Services
                  Limited and the lenders named therein.
  10.1(1)       Employment Agreement dated as of January 20, 1995 by and between
                  MSL and Kevin C. Melia.
  10.2(1)       Employment Letter dated as of June 20, 1997 by and between MSL and Robert E. Donahue.
  10.3(1)       Employment Letter dated as of September 27, 1995 by and between
                  MSL and Rodolfo Archbold.
  10.4(1)       Employment Letter dated as of January 4, 1996 by and between
                  MSL and Dale R. Johnson.
  10.5(1)       Severance Letter dated June 25, 1996 by and between MSL and Dale
                  R. Johnson.
  10.6(1)       Employment Letter dated as of January 23, 1998 by and between
                  MSL and James N. Poor.
  10.7(1)       Second Amended and Restated Non-Qualified Option Plan.
  10.8(1)       Form of 2000 Equity Incentive Plan.
  10.9(1)       Form of 2000 Employee Stock Purchase Plan.
  10.10(1)      Form of Indemnification Agreement.
  10.11(1)      Office/Warehouse Lease dated as of April 14, 1997 by and between
                  Amberjack, Ltd. and Manufacturers' Services Limited -
                  Roseville, Inc.
  10.12(1)      Lease dated as of May 5, 1998 by and between International
                  Business Machines Corporation and Manufacturers' Services
                  Western U.S. Operations, Inc.
  10.13(1)      Supply Agreement dated as of November 27, 1999 buy and between
                  MSL and 3Com Corporation.
  10.14(1)      Outsourcing Agreement dated as of June 1, 1998 by and between
                  International Business Machines Corporation and Manufacturers'
                  Services Western US Operations, Inc.
  10.15(1)      Manufacturing, Integration and Fulfillment Contract dated as of
                  June 26, 1998 by and between International Business Machines
                  S.A. and Global Manufacturers' Services - Valencia
  10.16(1)      Global Requirements Agreement No. MSL 183G dated as of July 30,
                  1997 by and between MSL and Iomega Corporation.
  10.17(1)      Supply Agreement dated as of November 27, 1999 by and between
                  MSL and Palm Computing, Inc.
  10.18(1)      Manufacturing Services Agreement dated as of June 1, 1999 by and between Hewlett-Packard Singapore Pte Ltd. and
                  Manufacturers' Services Singapore Pte Ltd.
  10.19(1)      2000 Cash Incentive Compensation Plan.
  10.20+        Supply Agreement dated as of September 26, 2000 between
                  Manufacturers' Services Salt Lake City Operations, Inc. and
                  3Com Corporation.
  10.21+        Lease dated as of September 26, 2000 by and between 3Com
                  Corporation and Manufacturers' Services Salt Lake City
                  Operations, Inc.
  10.22         2000 Non-employee Director Stock Option Plan, as amended
  10.23         2000 Non-qualified Stock Option Plan
  10.24         Second Amended and Restated Non-qualified Stock Option Plan, as amended
  10.25         2000 Equity Incentive Plan, as amended
  27.1          Financial Data Schedule.

   + Confidential treatment requested as to certain portions which portions have been filed separately with the Securities and Exchange Commission.

  (1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-96227), filed on February 4, 2000

  (2) Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on October 11, 2000

     (b)  Reports on Form 8-K

     On October 11, 2000, the Company filed a report on Form 8-K relating to the signing of a definitive agreement with 3Com Corporation to purchase the manufacturing operations of 3Com Corporation's Mt. Prospect, IL facility.

                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                       MANUFACTURERS' SERVICES LIMITED
                                       (Registrant)

                                       Date: November 15, 2000

                                       By:  /s/ Albert A. Notini
                                          -------------------------------
                                                Albert A. Notini
                                          Executive Vice President and
                                            Chief Financial Officer
                                         (Principal Financial Officer)



                                       By:  /s/ Francis W. Binder
                                          -------------------------------
                                                Francis W. Binder
                                               Vice President and
                                              Corporate Controller
                                         (Principal Accounting Officer)