Form 10-K
period 2000-12-31
MANUFACTURERS SERVICES LTD
filed 2001-04-02
CIK 940298

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

          FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER: 001-15883

                            ------------------------

                        MANUFACTURERS' SERVICES LIMITED
             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                     04-3258036
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

 300 BAKER AVENUE, SUITE 106, CONCORD,                        01742
                  MA
    (Address of Principal Executive                         (Zip Code)
               Offices)

       Registrant's telephone number, including area code: (978) 287-5635

          Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                          ON WHICH REGISTERED
         COMMON STOCK, $0.001                        NEW YORK STOCK EXCHANGE
         PAR VALUE PER SHARE

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. /X/

    The aggregate market value of the voting common stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the New York Stock Exchange on March 26, 2001) was $107,320,576. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of the close of business on March 26, 2001, was 33,537,680.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2001
  Annual Meeting of Stockholders............................  Part III

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS. ANY STATEMENT IN THIS REPORT THAT IS NOT A STATEMENT OF HISTORICAL FACT MAY BE DEEMED TO BE A FORWARD-LOOKING STATEMENT. SOME OF THE FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," "SEEKS," "APPROXIMATELY," "INTENDS," "PLANS," "ESTIMATES" OR "ANTICIPATES" OR THE NEGATIVE OF THOSE WORDS OR OTHER COMPARABLE TERMINOLOGY. FORWARD-LOOKING STATEMENTS IN THIS REPORT INCLUDE:

    - FORECASTS IN THE GROWTH OF THE EMS INDUSTRY, AND OUR ABILITY TO CAPITALIZE ON SUCH GROWTH;

    - STATEMENTS REGARDING OUR PLANS FOR, AND THE COSTS OF, ENHANCING OUR GLOBAL PRESENCE AND MOVING SOME OF OUR ASIAN OPERATIONS TO CHINA; AND

    - STATEMENTS REGARDING OUR FUTURE REVENUES, EXPENSE LEVELS, LIQUIDITY AND CAPITAL RESOURCES, OPERATING LOSSES AND PROJECTIONS REGARDING OUR BUSINESS STRATEGY OF FOCUSING ON HIGH-GROWTH, HIGH-MARGIN BUSINESS.

    FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER, PLEASE SEE THE DISCUSSION UNDER "RISK FACTORS" CONTAINED IN THIS REPORT. ANY FORWARD-LOOKING STATEMENTS IN THIS REPORT REPRESENT OUR VIEWS AS OF THE DATE OF THIS REPORT, AND WE DISCLAIM ANY DUTY TO UPDATE THESE STATEMENTS, EVEN IF SUBSEQUENT EVENTS CAUSE OUR VIEWS TO CHANGE.

OVERVIEW

    We are a leading global provider of advanced electronics manufacturing services (EMS) to original equipment manufacturers (OEMs). We have established a global network of manufacturing facilities in the world's major electronics markets--North America, Europe and Asia. We have developed relationships with leading OEMs in rapidly growing industries such as wired and wireless communications, networking and storage equipment, computer systems and peripherals, consumer electronics, industrial equipment and commercial avionics. We offer our customers an outsourcing solution that represents a lower total cost of ownership than that provided by their internal operations through efficient management of our business and aggressive management of our cost and asset base. We seek to differentiate ourselves by providing exceptional customer service and by broadly and deeply integrating our services into our customers' OEM operations. We provide integrated supply chain solutions that address all stages of the product life cycle, including engineering and design, new product introduction, materials procurement and management, printed circuit board assembly, product assembly and system integration, testing, logistics and distribution, and after-market support. This comprehensive range of services promotes our growth by attracting new customers and capturing additional outsourcing opportunities within our existing customer base.

    We are organized as a Delaware corporation, incorporated in 1994. Our principal executive office is located at 300 Baker Avenue, Suite 106, Concord, MA 01742 and our telephone number is (978) 287-5630.

INDUSTRY BACKGROUND

    Historically, OEMs have been fully integrated, performing the engineering and design, new product introduction, assembly and manufacturing, testing, distribution and logistics and after-market support functions for their products. In recent years, however, as OEMs throughout the world have been under intense pressure to reduce costs, focus on core competencies and reduce supply chain investment, they have increasingly accepted and relied upon the outsourcing of these functions to EMS companies that permit them to achieve their goals. By focusing on these functions, we believe that EMS companies have provided OEMs with cost savings, superior technological know-how and access to more advanced manufacturing processes. This enables OEMs to concentrate on their core competencies, such as product development, marketing and sales. As a result of this outsourcing strategy, OEMs have begun to divest a significant portion of their manufacturing facilities and many newer OEMs are choosing to outsource rather than build an internal manufacturing infrastructure.

    Today, the EMS industry is comprised of companies that provide a broad range of services, including engineering and design, new product introduction, assembly and manufacturing, testing, distribution and logistics and after-market support services for OEMs in the electronics industry. The penetration of EMS companies into the total available market remains low. Technology Forecasters estimates that the total cost of goods sold outsourced by OEMs has grown from 10% in 1998 to an estimated 13% in 2000 and will grow to 26% by 2004. As a result, Technology Forecasters estimates the EMS industry will grow at 27% annually from approximately $101 billion in 2000 to $260 billion in 2004. Moreover, some industry observers believe that the trend toward outsourcing by OEMs will accelerate in an economic downturn, as OEMs are further forced to pursue aggressive cost savings. We also believe that larger EMS providers with global presence will grow faster than the industry average because they can offer multinational OEMs a comprehensive set of outsourced services through a single global manufacturing solution. Technology Forecasters projects that large EMS companies, defined as generating revenue over $500 million annually, will grow at a rate of 35% over the 1998 to 2003 period.

    We believe that the factors driving OEMs to favor an outsourcing strategy include:

    - REDUCED TOTAL PRODUCTION COST. OEMs need to continually reduce costs to remain competitive. EMS companies are able to manufacture products at a reduced total cost to OEMs because of higher utilization of manufacturing capacity, access to leading-edge procurement and inventory management capabilities, proficiency in purchasing materials and components and a continual focus on improving the entire supply chain from product design to after-market support.

    - FOCUS ON CORE COMPETENCIES. By shifting design, manufacturing, testing, logistics and distribution and after-market support functions to EMS companies, OEMs can focus their resources on their core competencies, including product development, marketing and sales.

    - ACCESS TO LEADING TECHNOLOGIES. OEMs are continually seeking access to engineering expertise and manufacturing technologies necessary to build their increasingly complex products. OEMs are motivated to work with EMS companies to gain access to their expertise in product design, assembly, manufacturing and testing technologies, as well as their expertise in materials procurement and management and after-market support. In addition, EMS companies provide OEMs with access to advanced information systems, enabling OEMs to better monitor and control the global production and distribution of their products.

    - REDUCED SUPPLY CHAIN INVESTMENT. Outsourcing to EMS companies allows OEMs to lower their investment in inventory and manufacturing assets and shift more of their fixed costs to variable costs, enabling them to increase their return on assets. As a result, OEMs can react more quickly to changing market conditions and allocate capital to other core activities.

    - ACCELERATED TIME-TO-MARKET AND TIME-TO-GLOBAL VOLUME. OEMs are increasingly requiring EMS companies to have capabilities in all major global markets as they seek to expand sales and simultaneously introduce new products worldwide. Once products have been developed, OEMs need to quickly reach commercial volume production and distribute their products in all major markets in order to achieve the greatest impact in a competitive market.

OUR BUSINESS STRATEGY

    Our objective is to be a leading global provider of advanced electronics manufacturing services to leading and emerging OEMs. Our strategy includes the following key elements:

    FOCUS ON HIGH GROWTH, HIGH-MARGIN BUSINESS IN MARKETS SUCH AS WIRELESS CONNECTIVITY AND BROADBAND INFRASTRUCTURE. We target leading and emerging
OEMs in industries such as wired and wireless communications, networking and storage equipment, computer systems and peripherals, consumer electronics, industrial equipment and commercial avionics. We believe that these markets are rapidly growing and also offer the opportunity to achieve higher product margins than those obtainable in the provision of traditional, commodity-oriented electronic products. We will continue to focus on UNIX-based systems, microwave and radio frequency components, satellite network terminals, switching and transmission equipment, network cards, personal digital assistants and industrial products. We believe that the significant demand for these products, coupled with the high degree of expertise and technology we offer, provide the most significant opportunities for an attractive return on investment.

    ESTABLISH AND MAINTAIN LONG-TERM PARTNERSHIPS WITH LEADING OEMS THROUGH INTEGRATED SUITE OF MANUFACTURING LIFE-CYCLE SERVICES. We seek to establish and maintain relationships with leading OEMs and deliver complete product life-cycle services to them, beginning with early involvement in their product engineering and design and new product introduction cycles and continuing through manufacturing, testing, logistics and distribution and after-market support services. We believe that the provision of a comprehensive supply chain is critical to our customers' success, and can provide an important competitive advantage. We also serve emerging companies in order to establish an early outsourcing relationship that will provide us with attractive growth opportunities as the products of these companies gain market acceptance.

    REDUCE OUR CUSTOMERS' TIME-TO-GLOBAL MARKET AND TIME-TO-GLOBAL VOLUME. We seek to reduce our customers' time-to-global market and time-to-global volume production for their new products through our engineering and design and new product introduction services and our global manufacturing network capabilities. We work closely with our customers in the early stages of their product development efforts to reduce product costs and improve the manufacturability and testability of their products. Our information systems and materials management processes enable us to rapidly ramp-up operations to meet our customers' needs, quickly respond to changes in product demand and effectively distribute products directly to our customers' end users. By offering our customers a comprehensive range of services in a variety of manufacturing locations, we are better able to assist them in rapidly introducing new products into global markets.

    EXPLOIT AND ENHANCE OUR GLOBAL MANUFACTURING PRESENCE. We currently maintain manufacturing facilities in the United States, Spain, Ireland, France, Singapore, Malaysia and China, which allow us to serve the world's major electronics markets. This strategically positioned network of product design and manufacturing facilities reduces the time and cost required to bring our customers' products to market and allows for the simultaneous introduction of our customers' products in major global markets. We believe this is an important benefit to our customers. We intend to continue to seek and evaluate strategic opportunities to enhance our geographic presence and the scope of our manufacturing capabilities, particularly near our customers and their end-markets.

    LEVERAGE OUR INFORMATION TECHNOLOGY SYSTEMS. We have made a significant investment in developing sophisticated information technology systems, including support of e-commerce systems that permit us to work with our customers on a real-time basis. We believe that our investment in these information systems delivers competitive advantages for our customers by improving supply chain management, enhancing operational flexibility and reducing transaction overheads. We plan to continue to make investments in e-business tools that use the speed and technology of the Internet to facilitate the flow of information and increase the total efficiency of the supply chain to achieve the business goals of our customers.

    ENHANCE OUR INTEGRATED DESIGN, MANUFACTURING AND RELATED SERVICES. We intend to continue to enhance our service offerings to meet the evolving needs of our customers and to more effectively control and manage the supply chain. OEMs are increasingly requiring a wider range of advanced services from EMS companies. We offer our customers a comprehensive range of services, including engineering and design, new product introduction services, global supply chain management, printed circuit board assembly, product assembly and system integration, testing, logistics and distribution, and after-market support services. We have expanded our engineering and design capabilities through acquisitions of two electronics design firms, Electronic System Packaging and Ronlin Design, and our new product introduction services through the recent acquisition of Qualitronics, a prototype and low-volume manufacturing firm. We believe that our ability to support customers in these areas provides us insight into our customers' future manufacturing requirements, which is critical to further penetrating the EMS market and attracting new customers.

    CONTINUALLY REDUCE OUR CUSTOMERS' OVERALL PRODUCT COSTS. We continually seek to reduce our customers' overall product costs. We describe our comprehensive approach to product cost reduction as "Total Cost of Ownership-Registered Trademark-." Our Total Cost of Ownership solution is based on the principle that the total cost of a product is the sum of all economic costs related to designing, producing and delivering final products to customers on a long-term basis. We believe we are able to reduce our customers' overall product costs through our integrated product design and manufacturing expertise and strength in global procurement and supply chain management. Our product design capabilities enable us to develop manufacturing strategies to more efficiently procure materials and manufacture our customers' products. We believe the scale of our global materials purchases and our expertise in procurement and supplier management enhances our ability to obtain advantageous materials pricing. Our focus on the management of the global supply chain reduces costs by optimizing the use of materials and components throughout the entire product life cycle. In addition, we continually review our operating performance and implement specific cost reduction and process improvement initiatives, the savings from which further reduce our customers' overall product costs. By providing our customers with Total Cost of Ownership solutions, we believe we enhance our customers' competitiveness in the marketplace.

    INCREASE PENETRATION OF OUR EXISTING CUSTOMERS, EXPAND OUR CUSTOMER BASE AND PURSUE SELECTED ACQUISITIONS. We believe that the increased penetration of our existing customers, the continued expansion of our customer base and the pursuit of selected acquisitions are critical to our future success. We continually evaluate the requirements of our existing customers, and seek the opportunity to provide them with additional services from existing facilities, thereby strengthening our relationships with our customers and increasing the utilization of existing manufacturing facilities. We actively pursue new customers by conducting a focused marketing effort, designed to increase our brand awareness and the likelihood of winning new business. In addition, we intend to continue to pursue the acquisition of selected manufacturing and design facilities from OEMs and small EMS and related companies that offer us relationships with key customers, strong and experienced management teams, strategic capabilities, attractive locations and enhanced service offerings. Recent acquisitions are described in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Acquisitions".

OUR SERVICES

    We offer technical services that provide our customers a total solution by taking their products from initial design to high-volume production, test, distribution and after-market support. While we currently derive substantially all of our net sales from printed circuit board assembly, testing services, assembly of systems of electronics products, which include multiple components and final products, and the fulfillment and distribution of completed products, we believe that OEMs are increasingly demanding an integrated outsourcing solution from EMS companies. The services that we offer OEMs include:

    ENGINEERING AND DESIGN. We offer engineering, design, prototype and related services that help our customers design their products for optimal manufacturing and testing. Our electrical, mechanical and packaging engineers provide our customers with circuit design, microwave and radio frequency engineering, printed circuit board layout, mechanical design and test fixture design services. We also provide design for manufacturability, design for testability and design for procurement services. The purpose of design for manufacturability is to achieve defect-free and cost-effective product designs, reduce product development cycles, create high initial production yields and establish superior product quality. Design for testability focuses on achieving the highest level of fault detection and isolation before products are shipped. Design for procurement identifies areas in which the overall cost of our customers' products can be reduced through a decrease in material costs and effective inventory management.

    NEW PRODUCT INTRODUCTION. We offer technical services that shorten the time it takes our customers to introduce their products into the market and that help our customers optimize the commercial manufacturing of their products. Our integrated approach draws on our design, supply chain management and manufacturing, quality and test engineering experience to enable a fast, cost-effective ramp to volume production. We are able to assist our customers with component selection, materials strategies and supply chain development, manufacturing process development, reliability modeling, quality plan development and test plan implementation. In addition, we have the infrastructure necessary to produce the low volumes associated with prototype manufacturing, thereby enabling our customers to avoid substantial investment in specialized manufacturing equipment.

    MATERIALS PROCUREMENT AND MANAGEMENT. We offer materials procurement and management services that involve planning, purchasing and expediting the delivery of materials and components used in the manufacturing process. We are becoming increasingly involved in selecting and qualifying suppliers to meet our customers' needs. Our global information system for materials management optimization enables us to achieve competitive component pricing and greater sourcing flexibility. We employ various inventory management techniques, such as just-in-time and line-side stocking, in order to allow product shipments to be closely coordinated with our customers' requirements. Just-in-time is an inventory control method of ordering materials only on an as-needed basis. Line-side stocking is another inventory control method, in which components are located within our manufacturing facilities but owned by the supplier or customer until they are used in the manufacturing process. Both just-in-time and line-side stocking eliminate much of the expense and managerial oversight of maintaining inventory. We are also developing e-commerce solutions that will further increase supply chain efficiency, resulting in lower costs and increased responsiveness to our customers.

    PRINTED CIRCUIT BOARD ASSEMBLY. We offer printed circuit board (PCB) assembly services designed to meet our customers' needs for volume, mix, and complexity. Our global facilities are experienced in many methods of PCB assembly, including pin-through-hole and mixed technology, conventional and ultra-fine pitch surface mount technology and advanced package array technology. As OEMs seek to provide greater functionality in smaller products, they increasingly require more sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and technology and our experience and expertise in miniaturization, packaging and interconnect technologies enable our customers to have access to a wide variety of advanced manufacturing solutions without having to make substantial capital investments. We collaborate on process development with leading suppliers of state-of-the-art assembly and test equipment and perform beta site equipment and process evaluations for them. These activities enhance our ability to deliver cost-effective PCB assembly solutions for our customers.

    PRODUCT ASSEMBLY AND SYSTEM INTEGRATION. We offer assembly and manufacturing services that include assembly of subsystems of electronics products, which include multiple components, and the final assembly and integration of complete products that incorporate printed circuit board assemblies, complex electromechanical subassemblies, enclosures, power supplies and other components. We build a wide range of final products and we believe we are well positioned to take advantage of the anticipated acceleration in outsourcing of final product assembly and integration. We have capabilities in assembling smaller consumer electronics products and build millions of these devices annually. We also assemble and integrate larger, more complex systems. In addition, our build-to-order and configure-to-order capabilities complement our expertise in final product assembly by allowing us to postpone the final configuration of our customers' products until actual end-user specifications are received, thus reducing inventory levels for us and our customers.

    TESTING. We provide our customers with testing services. We work with our customers to develop product-specific test strategies, and in some cases we design and build specific test platforms for our customers' products. Our functional testing capabilities are supported with software expertise in UNIX, VisualBasic, C and C++. We also offer microwave and radio frequency engineering experience and support the microwave and radio frequency test requirements of many products.

    LOGISTICS AND DISTRIBUTION. We offer services related to the configuration and shipment of our customers' products. We perform final product packaging and distribution services for completed products, as well as direct order fulfillment. We increasingly deliver final products directly into our customers' distribution channels and to our customers' end-users. We believe that these services complement our comprehensive manufacturing solution, enabling our customers to be more responsive to changing market demands and to get their products to market more quickly.

    AFTER-MARKET SUPPORT. We provide a wide range of after-market support services, including repair, refurbishment, remanufacturing, exchange, system upgrades and spare part manufacturing. These services are supported by specific information systems and testing technologies and can be tailored to meet the specific requirements of each customer.

CUSTOMERS

    Our customers include leading OEMs primarily in the computer systems and related peripherals, networking and communications equipment, consumer electronics and industrial and medical devices industries. Our net sales were distributed over the following significant industries for the periods indicated:

                                                           YEAR ENDED DECEMBER 31,
                                                        ------------------------------
                                                          2000       1999       1998
                                                        --------   --------   --------
Computer systems and related peripherals..............     41%        72%        79%
Networking and communications equipment...............     27%        19%        18%
Consumer electronics..................................     26%         3%         --
Industrial and medical devices........................      6%         6%         3%
                                                          ----       ----       ----
                                                          100%       100%       100%
                                                          ----       ----       ----

    In 2000, net sales to IBM, Palm, 3Com and Hewlett-Packard represented 24%, 23%, 14% and 11%, respectively, of our total net sales and net sales to our ten largest customers accounted for 88% of our total net sales. In 1999, sales to IBM and Iomega represented 49% and 14%, respectively, of our total net sales and net sales to our ten largest customers accounted for 88% of our total net sales.

    The following table lists, alphabetically within product groups, some of our customers and the products for which we provide manufacturing services:

CUSTOMER                                                             END PRODUCTS
- --------                                                             ------------
Computer systems and related peripherals:
  Hewlett-Packard...............................  Printers
  IBM...........................................  Point-of-sale systems, industrial PCs
  Iomega........................................  Storage devices

Networking and communications:
  3Com..........................................  Broadband access and transmission products, modems, and network interface cards
  Emulex........................................  Fibre channel network equipment
  Gilat Satellite Networks......................  Satellite network terminals

Consumer electronics:
  Palm..........................................  Palm IIIc and Palm V personal digital assistants and Palm VII wireless personal digital assistant
  SONICblue.....................................  MP3 digital audio devices

Industrial and medical devices:
  GE Medical....................................  MRI sub-system devices
  Rockwell International........................  Industrial motion controls

    We customarily enter into supply arrangements in connection with our acquisition of facilities from OEMs. These arrangements generally govern the conduct of business between us and our new customers, including the manufacture of products that were previously produced at that facility by the OEM. In some instances these arrangements contain revenue, product volume or capacity commitments and are generally for terms of one to three years. Some of our supply arrangements with revenue commitments contain provisions in which the customer may satisfy those commitments through either increased revenue or the payment of cash in periods subsequent to a period in which the revenue commitment was not met. For these supply arrangements, we recognize minimum commitments ratably over the term of the arrangement.

SALES AND MARKETING

    We are able to service all of the world's major electronics markets through a direct sales force located in selected North American, European and Asian cities. Our salespeople have knowledge of local markets, which we believe is critical to identifying new customers and developing new business opportunities. Our direct sales force is complemented by several independent firms who serve as our representatives in areas where we believe the most significant opportunities exist, such as Silicon Valley, and in areas where we have no direct salespeople.

    We also seek to grow by developing close, long-term relationships with our customers, working with them through a product's entire life cycle, from product design to after-market support. The costs to an OEM of starting significant production at an EMS company are high, whether for a new product or for a product currently manufactured internally or by another EMS company. Consequently, EMS companies generally face a long sales cycle and must perform satisfactorily on a trial basis prior to obtaining significant orders from a potential customer. Therefore, we work closely with our customers during the initial product design and development stage. We support our existing customer relationships and seek to expand those relationships with cross-functional customer focus teams that are led by dedicated program managers. Each team is responsible for focusing on new programs, products and/or part numbers and developing an in-depth understanding of our customers' requirements and outsourcing needs. Customer focus teams for major global accounts are complemented by seasoned global account managers who coordinate a broad range of services provided from multiple sites around the world.

    We conduct an active, focused marketing effort, designed to increase our brand awareness and the likelihood of winning new business. We communicate important news about our company to existing and potential customers through various news media, including national and local business publications and industry trade journals. Our technical personnel and functional managers often take industry leadership roles by publishing technical papers, speaking on industry panels and maintaining active roles in industry and technical associations. For example, at a recent industry conference, our technical professionals recently presented five papers and our Chief Technology Officer moderated a panel. In addition, we have established ongoing relationships with key industry analysts and trade journalists, and we periodically host seminars on topics of interest to potential customers at our manufacturing facilities. We also maintain a website enabling potential customers to learn more about us.

CUSTOMER FOCUSED APPROACH

    High customer satisfaction is critical for success in the EMS industry. We seek to differentiate ourselves by providing exceptional customer service and by broadly and deeply integrating our services into our customers' operations.

    Satisfying customers begins with a service attitude that we reinforce and reward. We have developed management reports which, we believe, summarize several key measurements of the customer's experience with us, including, for example, percentage of on-time deliveries and the quality of our manufacturing processes. Our senior managers receive these reports weekly, enabling them to monitor our performance so that we can take specific corrective actions, if necessary, on a timely basis. Each major customer has a dedicated program manager who manages the day-to-day relationship with the customer. A portion of a program manager's compensation is tied to improving customer satisfaction scores, as measured by an independent consulting firm that conducts semi-annual customer satisfaction surveys. These surveys also are reviewed at the highest executive levels to ensure that customers' needs are understood and addressed.

    We have implemented processes, information systems and other tools that enable our employees to provide high levels of customer service. One example is our continuous process improvement program, in which we rigorously evaluate operational processes relative to industry best practices and develop action plans to improve our performance. This program ensures that best practices are standardized across our global operations, leading to continuous improvement. In addition, we will continue to invest in information systems that increase the quality of our customer service. We recently implemented a suite of software tools to help us better control the quality of our manufacturing processes and provide timely information to our customers. Our investments increasingly include e-business solutions that reduce transaction costs and facilitate a more efficient flow of information between us and our suppliers and customers.

SUPPLY CHAIN MANAGEMENT

    Supply chain management is critical for competing in the EMS industry, as OEMs are increasingly outsourcing their entire product supply chain to EMS companies. We offer our customers a supply chain solution that represents a lower total cost of ownership than that provided by their internal operations. Supply chain management involves the coordination of components and products throughout the design, manufacturing and distribution functions, ensuring that the correct component or product is delivered to its appropriate destination at the proper time and at the lowest overall cost. We believe that, through the use of our highly trained professionals and our significant investment in information systems, our supply chain management expertise reduces our customers' total costs and increases our flexibility to respond to changing customer demands.

    We have strong relationships with a broad range of suppliers. We believe our product design capabilities and scale of procurement enhance our ability to obtain advantageous pricing on, and secure supply sources of, selected materials and components. We believe we can reduce our customers' total costs by working closely with them in their product development stages. For example, we help our customers select components while a product is being designed to ensure advantageous sourcing and pricing from preferred suppliers. We also utilize a rigorous process for evaluating supplier performance based on our Total Cost of Ownership solution. This approach realizes lower total costs for our customers by focusing on improving our suppliers' quality, delivery, flexibility and service.

    Asset management is a critical element of efficient supply chain management. To reduce our inventory risk, we use inventory management techniques which closely integrate our manufacturing processes with our customers' actual orders. One inventory management technique we utilize for certain customers is demand-pull manufacturing, which initiates production of our customers' products based upon their actual inventory usage. Demand-pull manufacturing is, in some cases, complemented by our direct order fulfillment process, whereby we ship products directly from our facilities to our customers' distribution channel and end users. Direct order fulfillment results in lower inventory levels for both ourselves and our customers and permits faster delivery of our customers' products.

    We utilize information systems to improve the efficiency and flexibility of the supply chain. Our enterprise resource planning system provides comprehensive and timely information required for managing the logistical complexities in our business. We also are implementing a component database and global information system to optimize our materials management, allowing us to consolidate data on historical purchases and perform global searches for component inventory and competitive pricing. We will continue to implement e-commerce solutions that link us to our customers and suppliers, providing them with timely information on specific orders, product demand, inventory and component lead times in order to facilitate planning and increase the efficiency of the entire supply chain.

INFORMATION SYSTEMS

    Information systems are a critical element for achieving our strategic business objectives. We believe that our investment in information systems will deliver competitive advantages for our customers by improving supply chain management and increasing product quality and operational flexibility. We have implemented a common technological infrastructure that allows our customers and suppliers to communicate and transact with us globally in an easy and consistent manner. We believe this increases the efficiency of the supply chain.

    Our information systems strategy consists of selecting leading software applications and establishing strong relationships with our software suppliers. Our enterprise resource planning system manages the entire order cycle from receiving customer orders and planning production schedules to billing customers and tracking their payments. Having an enterprise resource planning platform allows us to quickly respond to fluctuations in our customers' orders in different parts of the world and also facilitates simultaneous product introduction in multiple regions.

    Our standard suite of engineering applications focuses on reducing our customers' new product introduction set-up time and controlling our manufacturing processes. These engineering applications allow us to collect customer design data in any format and automatically convert this information into commands that run our production lines. These tools also monitor our manufacturing operations and alert our technicians and operators to process deviations. Early error detection minimizes rework and reduces repair and customer returns.

    Our global information system for material management optimization is based on two integrated applications. Our strategic sourcing application consolidates purchasing history from suppliers and future demand from our manufacturing sites. This allows us to realize significant materials cost savings by concentrating our purchases with a smaller number of preferred suppliers. The component supplier application provides standardized component information that is integrated with an industry database that enables our customers' designers to select components from our preferred suppliers. This optimizes the selection of components used in our customers' products and provides them with advantages in pricing and sourcing of components.

    Our information solutions portfolio increasingly includes a broad range of e-business tools. Both customers and suppliers can communicate with us through a comprehensive suite of electronic data interchange applications. In addition, customers can obtain order status and product quality information, 24 hours a day, through our secure web-based applications at many of our sites. We plan to make significant further investments in e-business tools that will leverage the speed and technology of the Internet to facilitate the flow of information and increase the total efficiency of the supply chain.

INTERNATIONAL OPERATIONS

    We believe that our global presence is an important strategic element that allows us to provide product design, manufacturing and after-market support services in locations that meet our customers' regional requirements. Consistent with this strategy, we have established international manufacturing facilities in Spain, Ireland, France, Singapore, Malaysia and China. We will continue to seek strategic opportunities to acquire additional facilities throughout the world, especially in low-cost regions, either through OEM divestitures or acquisitions of regional EMS companies and other related companies.

    Our facilities in Europe serve European customers as well as customers in North America and Asia that have significant sales in Europe. Our Athlone, Ireland facility provides medium to high-volume, capital intensive manufacturing and related support services. Our Valencia, Spain facility offers a comprehensive range of integrated services including design, low, medium and high-volume production and highly complex assembly and manufacturing, configuration-to-order and global order fulfillment. In addition, our Valencia facility has a significant product repair capability. Both our Athlone and Valencia facilities have strong technical capabilities, including radio frequency engineering and test capabilities. During 2000, we expanded our European operations by establishing facilities in Tarragona, Spain and Galway, Ireland, which receive business and administrative support from our Valencia and Athlone facilities, respectively. The Tarragona and Galway facilities were established to increase design and manufacturing capacity and expand service offerings available to key customers in Europe. In January 2001, we acquired a facility in Guerande, France from Oce-Industries, which expanded our relationship with Oce-Industries, an existing customer.

    Our operations in Asia were expanded in 2000 by the addition of a facility in Shenzhen, China. The China facility, in addition to our facilities located in Tampoi, Malaysia, and in Singapore, enable us to provide cost competitive manufacturing for global customers and a range of regional manufacturing and support services. Many OEMs recognize Southeast Asia as a competitive region that offers both low-cost manufacturing and strong technical skills. Our sites in Southeast Asia specialize in high-volume assembly and manufacturing, and enable us to provide globally competitive pricing for these types of requirements. Our Asian facilities offer a wide range of lower to medium-volume and more complex assembly and manufacturing services. Our Singapore site provides engineering and business support for the Malaysian and Chinese sites. In addition to our manufacturing sites, we have an international procurement office in Singapore. We intend to move some of our Asian manufacturing operations to our China facility to improve cost competitiveness.

    We intend to further expand our international capabilities in product design, new product introduction services, assembly and manufacturing and after-market support services. We currently expect to establish operations in Mexico and Central or Eastern Europe during the next several years. We also intend to expand into other locations in Europe and Asia in order to establish or enhance relationships with key customers, provide services to important regional markets, expand our range of service offerings and improve our ability to reduce our customers' time-to-global market and time-to-global volume. See Note 18, "Business Segment Information," in our consolidated financial statements for information relating to our international operations.

RESEARCH AND DEVELOPMENT

    We engage in ongoing research and development activities to meet our customers' increasingly sophisticated EMS needs and to maintain our leading-edge capabilities. Changes in our customers' products drive our research and development efforts. As our customers' products are both decreasing in size and increasing in functionality, we must continually develop advanced manufacturing and assembly technologies such as chip scale packaging, flip-chip, ball grid array, micro-ball grid array and ultra-fine pitch surface mount technology and the equipment to support them. The evolution and extension of these technologies has placed additional demands on process materials and chemistry, substrates for interconnecting devices and the manufacturing environment.

    We work with our customers, our suppliers and universities located near our manufacturing facilities to develop and qualify advanced process capabilities concurrent with, or prior to, our customers' needs. We are a member of an industry consortium consisting of OEMs, equipment suppliers and other EMS companies. This consortium supports process development and provides access to manufacturing equipment, laboratory and research and development personnel that complement our internal development work. The development and refinement of new manufacturing processes are performed primarily at our advanced engineering facility in Arden Hills, Minnesota. At Arden Hills and our other facilities, new processes and equipment are qualified through a rigorous process to ensure production readiness.

    In addition to our process development focus on printed circuit board assembly and testing technologies, we have an ISO 9001 certified center for research and development in Valencia, Spain, which globally supports specific customer requirements. In Valencia, we have over 30 engineers who use state-of-the-art tools that can interface with customer design teams during the product design and development phase. We also work with selected universities and design firms to complement our services and provide a vehicle to continually upgrade our skills in this dynamic industry environment. As a result of these relationships, we have built strong design capabilities that can support customers with wireless technology requirements.

    For the years ended December 31, 2000, 1999 and 1998 we spent $6.3 million, $3.2 million and $2.5 million, respectively, on research and development activities.

COMPETITION

    The EMS industry is highly competitive. We believe that the principal competitive factors in our industry are:

    - service offerings;

    - technological capabilities;

    - geographic location and coverage;

    - pricing;

    - product quality;

    - customer service;

    - reliability in meeting product delivery schedules;

    - access to capital; and

    - flexibility and timeliness in responding to design and schedule changes.

    We compete primarily against large, global EMS providers, including Celestica Inc., Flextronics International Ltd., SCI Systems, Inc. and Solectron Corporation. In addition, there are numerous other EMS providers that do not offer the range of services or the geographic breadth that we provide but with whom we compete from time to time.

    We believe that large publicly-traded OEMs prefer to enter into outsourcing relationships with public EMS companies that present them with the opportunity to build a long-term relationship because of their greater access to capital and resulting financial stability. Our primary competitors are substantially larger and have greater financial, operating, manufacturing and marketing resources than we do. Some of our competitors have broader geographic breadth and range of services than we do. In addition, some of our competitors may have better relationships with our existing customers than we do. We also face competition from the manufacturing operations of our current and potential customers, who continually evaluate the relative benefits of internal manufacturing compared to outsourcing. As more OEMs dispose of their manufacturing assets and increase their use of outsourcing, we face increasing competitive pressures to grow our business in order to maintain our competitive position.

GOVERNMENTAL REGULATION

    Our operations are subject to a variety of federal, state and local regulatory requirements relating to environmental compliance and site cleanups, waste management and health and safety matters. In particular, we are subject to regulations promulgated by:

    - the Occupational Safety and Health Administration, pertaining to health and safety in the workplace;

    - the Environmental Protection Agency, pertaining to the use, storage, discharge and disposal of hazardous chemicals used in the manufacturing processes; and

    - corresponding state and foreign government agencies.

    To date the costs of compliance and workplace and environmental remediation have not been material to us. Nevertheless, additional or modified requirements may be imposed in the future. If such additional or modified requirements are imposed on us, or if conditions requiring remediation are found to exist, we may be required to incur substantial additional expenditures.

EMPLOYEES

    As of December 31, 2000, we had approximately 6,185 full-time employees, including 4,295 in production and quality, 593 in engineering, research and development, 714 in procurement and materials management, 119 in information systems, 148 in program management, 17 in sales and marketing and 299 in executive and administrative functions. Given the variability in our business and the quick response time required by our customers, it is critical that we be able to quickly ramp-up and ramp-down our production to maximize efficiency. Therefore, we use skilled temporary labor as required.

    None of our employees are represented by a labor union or covered by a collective bargaining agreement other than non-management employees in Spain and Ireland. We consider our employee relations to be good, and we have not experienced any significant problems with non-management employees in Spain and Ireland.

ITEM 2. PROPERTIES

    Our principal executive offices are located in Concord, Massachusetts. We also have product design and manufacturing facilities in the United States, France, Spain, Ireland, Singapore, Malaysia and China. Information about these facilities is set forth below:

                                                                 APPROXIMATE
LOCATION                                   PRINCIPAL FUNCTION    SQUARE FEET     LEASED/OWNED
- --------                                  --------------------   -----------   -----------------
Concord, Massachusetts..................  Headquarters              28,000     Leased
Arden Hills, Minnesota..................  Manufacturing            154,000     Leased
Charlotte, North Carolina...............  Manufacturing            273,500     Leased
Newark, California......................  Administrative             2,760     Leased
Mt. Prospect, Illinois..................  Manufacturing            404,000     Leased
Salt Lake City, Utah....................  Manufacturing            250,000     Leased/Owned(a)
Westford, Massachusetts.................  Design                     6,000     Leased
Lowell, Massachusetts...................  Manufacturing             40,000     Leased
Guerande, France........................  Manufacturing            130,000     Owned
Valencia, Spain.........................  Manufacturing/Design     518,000     Leased/Owned(b)
Tarragona, Spain........................  Manufacturing             76,000     Leased
Athlone, Ireland........................  Manufacturing             55,000     Leased
Galway, Ireland.........................  Manufacturing             60,000     Leased
Singapore...............................  Manufacturing             52,225     Leased
Tampoi, Malaysia........................  Manufacturing             46,000     Leased
Shenzhen, China.........................  Manufacturing             50,000     Leased

- ------------------------

(a) We own approximately 150,000 square feet of manufacturing and logistics space and lease approximately 100,000 square feet of warehouse space.

(b) We own approximately 418,000 square feet of manufacturing and logistics space and lease approximately 100,000 square feet of warehouse space.

    Leases for our facilities expire between April 2001 and April 2017. We currently expect to be able to extend the terms of expiring leases or to find suitable replacement facilities on reasonable terms. We believe that our facilities are well-maintained and suitable for their respective operations. We anticipate that as our business grows we will need to obtain additional facilities through acquisitions, leases or new construction. We may encounter unforeseen difficulties, costs or delays in expanding our facilities.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of our stockholders during the fourth quarter covered by this report.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth information with respect to our executive officers:

NAME                                       AGE                             OFFICE
- ----                                     --------                          ------
Kevin C. Melia.........................     54      Chairman, Chief Executive Officer and Director
Robert E. Donahue......................     53      President, Chief Operating Officer and Director
Albert A. Notini.......................     44      Executive Vice President and Chief Financial Officer
Rodolfo Archbold.......................     47      Executive Vice President and Chief Technology Officer
James N. Poor..........................     58      Executive Vice President, Human Resources
Richard J. Gaynor......................     41      Vice President and Corporate Controller

    KEVIN C. MELIA, a founder of MSL, has been a director and our Chairman and Chief Executive Officer since December 1994. From December 1994 to
February 1999, he also served as President. Prior to joining us, Mr. Melia was acting President of Sun Microsystems Computer Corporation from 1992 to 1994. Mr. Melia also served as Chief Financial Officer of Sun Microsystems Computer Corporation from 1991 to 1994. Mr. Melia currently serves as a director of Iona Technologies Plc and Horizon Technologies.

    ROBERT E. DONAHUE has served as our President since February 1999 and as a director since April 2000. Mr. Donahue joined us in August 1997 as Chief Financial Officer and served in that capacity until October 2000. Prior to joining us, Mr. Donahue served as Chief Financial Officer of Stratus
Computer, Inc. from 1990 to August 1997. Along with his responsibilities as Chief Financial Officer, Mr. Donahue also served as Chief Executive Officer of S2, a subsidiary of Stratus Computer, Inc., from December 1995 to August 1997.

    ALBERT A. NOTINI has served as our Chief Financial Officer since
October 2000. Mr. Notini joined us in May 2000 as Executive Vice President, Business Development and General Counsel and served in that capacity until October 2000. Prior to joining us, Mr. Notini was the Executive Vice President, Corporate Development and Administration and General Counsel of Wang Global, a worldwide provider of network services, from January 1999 to June 1999. Wang Global was acquired by Getronics NV in June of 1999 and Mr. Notini served as Executive Vice President of Getronics until February, 2000. Mr. Notini joined Wang Global in February 1994 as a Senior Vice President. Prior to joining Wang Global, Mr. Notini was a Senior Partner at the Boston law firm of Hale and Dorr LLP. Mr. Notini currently serves as a director of ePresence, Inc., an Internet services company.

    RODOLFO ARCHBOLD has served as our Executive Vice President and Chief Technology Officer since July 1997. Prior to assuming his current position, Mr. Archbold served as our Vice President of Technology from October 1995 to July 1997. Before joining us, Mr. Archbold served as Group Manager, Manufacturing for Digital Equipment Corporation from February 1992 to September 1995.

    JAMES N. POOR has served as our Executive Vice President, Human Resources since March 1998. Prior to that he was the Director of Human Resources, Worldwide Sales and Manufacturing for Stratus Computer, Inc. beginning in 1985.

    RICHARD J. GAYNOR has served as our Vice President and Corporate Controller since January 2001. Prior to joining us, Mr. Gaynor served as Vice President and Chief Financial Officer for Evans & Sutherland Computer Corporation, a hardware and software company, from January 2000 to January 2001. From 1994 to 1999, he was Operations Controller and Vice President of Finance at Cabletron
Systems, Inc., a telecommunications and networking company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock has traded on the New York Stock Exchange under the symbol "MSV" since our initial public offering on June 22, 2000. The following table sets forth the high and low closing sales prices per share for our common stock as reported on the New York Stock Exchange for the fiscal periods in which our common stock has traded thereon.

FISCAL 2000                                                     HIGH       LOW
- -----------                                                   --------   --------
Second quarter (June 22, 2000 to July 2, 2000)..............   $22.50     $19.06
Third quarter (July 3, 2000 to October 1, 2000).............   $34.38     $10.50
Fourth quarter (October 2, 2000 to December 31, 2000).......   $12.44     $ 4.06

    As of March 26, 2001, we had approximately 171 stockholders of record.

    We have never declared or paid any cash dividends on shares of our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Our bank credit facilities limit our ability to pay cash dividends on our common stock.

    During the period covered by this report, we issued the following securities which were not registered under the Securities Act of 1933, as amended:

(1) On September 30, 2000, an aggregate of 1,551,220 shares of common stock to 3Com Corporation, as part of the purchase price we paid for selected inventory, fixed assets and intangible assets.

(2) On June 19, 2000, an aggregate of 472,479 shares of common stock to Luis Pedroso, as part of the purchase price we paid for Qualitronics, Inc.

    The issuances listed were exempt from registration under the Securities Act by virtue of Section 4(2) thereof, as transactions not involving a public offering.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data as of and for the dates and periods indicated has been derived from our audited consolidated financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto incorporated into Item 8 of this report.

                                                                YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------------
                                                    2000        1999       1998       1997       1996
                                                 ----------   --------   --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Net sales......................................  $1,758,101   $920,722   $837,993   $562,666   $474,288
Cost of goods sold.............................   1,660,311    865,489    792,734    526,787    436,155
                                                 ----------   --------   --------   --------   --------
Gross profit...................................      97,790     55,233     45,259     35,879     38,133
Selling, general and administrative(a).........      70,341     38,042     29,835     28,037     31,718
Restructuring and other asset writedowns.......          --        780      6,729     12,094      2,535
Legal settlement(b)............................       6,000         --         --         --         --
                                                 ----------   --------   --------   --------   --------
Operating income (loss)........................      21,449     16,411      8,695     (4,252)     3,880
Interest expense, net..........................     (17,729)    (8,081)   (10,161)    (7,723)    (5,702)
Foreign exchange gain (loss)...................      (2,026)    (2,510)       721       (931)    (1,760)
Other income...................................         140         --         --         --         --
                                                 ----------   --------   --------   --------   --------
Income (loss) before provisions for income
  taxes and extraordinary loss.................       1,834      5,820       (745)   (12,906)    (3,582)
Provisions for income taxes....................       3,057      3,810      3,294      4,372      6,144
                                                 ----------   --------   --------   --------   --------
Income (loss) before extraordinary loss........      (1,223)     2,010     (4,039)   (17,278)    (9,726)
Extraordinary loss.............................      (2,812)        --     (2,202)        --         --
                                                 ----------   --------   --------   --------   --------
Net income (loss)..............................  $   (4,035)  $  2,010   $ (6,241)  $(17,278)  $ (9,726)
                                                 ==========   ========   ========   ========   ========
Net income (loss) applicable to common stock...  $  (25,959)  $  1,201   $ (6,241)  $(17,278)  $ (9,726)
                                                 ==========   ========   ========   ========   ========
Basic income (loss) per share:
  Income (loss) before extraordinary loss......  $    (0.88)  $   0.06   $  (0.21)  $  (1.07)  $  (0.74)
  Extraordinary loss)..........................  $    (0.11)  $     --   $  (0.12)  $     --   $     --
  Net income (loss)............................  $    (0.98)  $   0.06   $  (0.33)  $  (1.07)  $  (0.74)
  Weighted average shares outstanding..........      26,411     19,384     18,746     16,172     13,159
Diluted income (loss) per share:
  Income (loss) before extraordinary loss......  $    (0.88)  $   0.06   $  (0.21)  $  (1.07)  $  (0.74)
  Extraordinary loss...........................  $    (0.11)  $     --   $  (0.12)  $     --   $     --
  Net income (loss)............................  $    (0.98)  $   0.06   $  (0.33)  $  (1.07)  $  (0.74)
  Weighted average shares outstanding..........      26,411     19,608     18,746     16,172     13,159

Other Financial Data
Adjusted EBITDA(c).............................  $   61,976   $ 32,086   $ 26,698   $ 16,218   $ 10,934
Depreciation...................................      18,583     11,686     10,686      7,575      4,693
Amortization of goodwill and other
  intangibles..................................      10,715      2,747        247        801       (174)
Capital expenditures...........................     (43,530)    39,094      2,774     25,780     11,534
Net cash provided by (used in) operating
  activities...................................     (98,937)   (25,121)    41,070    (17,396)       484
Net cash used in investing activities..........     (57,471)   (81,775)    (4,483)   (25,978)   (11,534)
Net cash provided by (used in) financing
  activities...................................     144,098    109,229    (23,505)    50,220      6,647

                                                                DECEMBER 31,
                                            ----------------------------------------------------
                                              2000       1999       1998       1997       1996
                                            --------   --------   --------   --------   --------
                                                               (IN THOUSANDS)
Balance Sheet Data:
Cash and cash equivalents.................  $ 10,388   $ 24,182   $ 23,969   $  9,513   $  3,647
Working capital...........................   234,425     98,273     54,340     43,009     47,857
Total assets..............................   933,517    411,783    277,608    266,929    191,577
Current portion of long-term debt and
  capital lease obligations...............     7,737      5,414      4,939     33,800      8,378
Long-term debt and capital lease
  obligations.............................   181,344    121,929     57,188     47,138     39,015
Preferred stock...........................        --     39,204         --         --        500
Total stockholders' equity................   215,448     48,621     39,174     42,097     39,332

- ------------------------

(a) Includes $5,229, $462 and $341 of non-cash charges related to stock-based compensation in the year ended December 31, 2000, the year ended
    December 31, 1999 and the year ended December 31, 1998, respectively.

(b) Represents the settlement of a legal claim arising from a potential acquisition that was not consummated.

(c) Adjusted EBITDA is defined as earnings before net interest expense, income taxes, depreciation and amortization, restructuring and other asset write-downs and other non-recurring items as well as non-operating expenses including foreign exchange gain (loss). Adjusted EBITDA is presented because we believe it is a meaningful indicator of our operating performance. Adjusted EBITDA is not intended to represent cash flows for the period, nor is it presented as an alternative to operating income or as an indicator of operating performance. It should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP in the United States and is not indicative of operating income or cash flow from operations as determined under GAAP. Our method of computation may or may not be comparable to other similarly titled measures of other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    YOU SHOULD READ THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES INCLUDED ELSEWHERE IN THE FORM 10-K. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS AND INVOLVES NUMEROUS RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DESCRIBED IN THE "RISK FACTORS" SECTION OF ITEM 7 OF THIS FORM 10-K. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS.

    THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS. ANY STATEMENT IN THIS REPORT THAT IS NOT A STATEMENT OF HISTORICAL FACT MAY BE DEEMED TO BE A FORWARD-LOOKING STATEMENT. SOME OF THE FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," "SEEKS," "APPROXIMATELY," "INTENDS," "PLANS," "ESTIMATES" OR "ANTICIPATES" OR THE NEGATIVE OF THOSE WORDS OR OTHER COMPARABLE TERMINOLOGY. FORWARD-LOOKING STATEMENTS IN THIS REPORT INCLUDE:

    - FORECASTS IN THE GROWTH OF THE EMS INDUSTRY, AND OUR ABILITY TO CAPITALIZE ON SUCH GROWTH;

    - STATEMENTS REGARDING OUR PLANS FOR, AND THE COSTS OF, ENHANCING OUR GLOBAL PRESENCE AND MOVING SOME OF OUR ASIAN OPERATIONS TO CHINA; AND

    - STATEMENTS REGARDING OUR FUTURE REVENUES, EXPENSE LEVELS, LIQUIDITY AND CAPITAL RESOURCES, OPERATING LOSSES AND PROJECTIONS REGARDING OUR BUSINESS STRATEGY OF FOCUSING ON HIGH-GROWTH, HIGH-MARGIN BUSINESS.

    FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER, PLEASE SEE THE DISCUSSION UNDER "RISK FACTORS" CONTAINED IN THIS REPORT. ANY FORWARD-LOOKING STATEMENTS IN THIS REPORT REPRESENT OUR VIEWS AS OF THE DATE OF THIS REPORT, AND WE DISCLAIM ANY DUTY TO UPDATE THESE STATEMENTS, EVEN IF SUBSEQUENT EVENTS CAUSE OUR VIEWS TO CHANGE.

OVERVIEW

    We are a leading global provider of advanced electronics manufacturing services to original equipment manufacturers (OEMs). We have established a global network of manufacturing facilities in the world's major electronics markets--North America, Europe and Asia. We have developed relationships with leading OEMs in rapidly growing industries such as wired and wireless communications, networking and storage equipment, computer systems and peripherals, industrial equipment and commercial avionics. We offer our customers an outsourcing solution that represents a lower total cost of ownership than that provided by their internal operations through efficient management of our business and aggressive management of our asset base. We seek to differentiate ourselves by providing exceptional customer service and by broadly and deeply integrating our services into our customers' OEM operations. We provide integrated supply chain solutions that address all stages of the product life cycle, including engineering and design, new product introduction, materials procurement and management, printed circuit board assembly, product assembly and system integration, testing, logistics and distribution, and after-market support. We believe that this comprehensive range of services promotes our growth by attracting new customers and capturing additional outsourcing opportunities within our existing customer base.

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

    We work closely with our customers to anticipate and forecast their future volume of orders and delivery dates. We derive most of our net sales under purchase orders from our customers. We recognize sales, net of product return and warranty costs, typically at the time of product shipment or as services are rendered. Our cost of goods sold includes the cost of electronic components and materials, labor costs and manufacturing overhead. The procurement of raw materials and components requires us to commit significant working capital to our operations and to manage the purchasing, receiving, inspection and stocking of these items. Our typical customer contract contains provisions which specify that we may recover from the customer inventory costs and material acquisition costs for raw material which becomes excess or obsolete due to customer reschedules, cancellations or product changes.

    Our operating results are affected by the level of capacity utilization in our manufacturing facilities, indirect labor costs and selling, general and administrative expenses. Gross margins and operating income generally improve during periods of high-volume and high-capacity utilization in our manufacturing facilities and decline during periods of low-volume and low-capacity utilization.

    As a result of the current economic uncertainty and slowdown in the economy generally, several of our customers and competitors have announced layoffs and have indicated that revenues and earnings in future periods may be less than previously expected. Such a slowdown in economic growth could have a negative impact on our future financial performance.

    Our business strategy includes the continued expansion of our global manufacturing network. Currently, approximately 92% of our net sales worldwide are denominated in US dollars, while our labor and utility costs in facilities outside of the United States are denominated in local currencies. Foreign currency gains and losses are the result of transacting business in a currency that is different from the functional currency of our operating entity and the movements in those currencies between the time a transaction is recorded for financial reporting purposes and the time payment is made or received. We currently use forward foreign exchange contracts on a limited basis to minimize our foreign currency risk but not for trading purposes. We expect to continue to utilize forward foreign exchange contracts only to the extent that these contracts minimize exposure and reduce risk from exchange rate fluctuations on specific underlying transactions that create foreign currency exchange rate risk for us. Any increase or decrease in our use of derivative financial instruments will likely be as a result of these contracts.

RECENT ACQUISITIONS

    A significant portion of our growth has come from recent acquisitions, which have strengthened existing customer relationships, added new customers and increased our range of service offerings.

    In January 2001, we acquired selected fixed assets from Oce-Industries, an existing customer and a leading Netherlands-based OEM, for approximately
$5.8 million in cash and assumed liabilities. As part of the transaction, we acquired a 130,000 square foot manufacturing facility located in Guerande, France. In connection with this acquisition, we entered into a two-year supply agreement to manufacture complex printer systems for Oce-Industries. We also retained the facility employees. The acquisition of the Guerande facility expanded our relationship with Oce-Industries and provided us with our operations in France.

    In September 2000, we acquired selected inventory, fixed assets and intangible assets from 3Com, an existing customer, for $79.1 million. The purchase price consisted of $60.1 million in cash, financed with a term loan under our bank credit facility, and 1,551,220 shares of our Common Stock. As part of this transaction, we leased a 404,000 square foot manufacturing facility located in Mt. Prospect, Illinois, near Chicago. In connection with this acquisition, we entered into a two-year supply agreement with 3Com to produce digital subscriber line (DSL) and cable modems, carrier systems products and digital cameras. The supply agreement contains minimum purchase commitments over the life of the contract. If 3Com does not meet quarterly minimum commitments, 3Com is required to pay for such deficits in the form of cash or volumes in excess of the minimum in the quarter subsequent to the deficit. We also retained the facility employees. In addition to expanding our relationship with 3Com, this acquisition enhanced our new product introduction, product assembly and systems integration and testing capabilities.

    In June 2000, we acquired Qualitronics, Inc., an electronics prototype manufacturing firm, for an aggregate purchase price of $11.5 million, consisting of $4.0 million in cash and 472,479 shares of our Common Stock. The cash portion of the purchase price was financed with proceeds from our initial public offering. The acquisition significantly enhanced our prototype and low-volume manufacturing capabilities in North America. These capabilities complemented our existing engineering and design and new product introduction services and enhanced our ability to establish relationships with OEMs in a broad range of industries through involvement in earlier stages of their product development cycles.

    In November 1999, we acquired selected inventory, fixed assets and intangible assets from 3Com for $80.4 million. The acquisition was financed with the proceeds from the issuance of $50.0 million of senior preferred stock and warrants and borrowings under our bank credit facility. As part of this transaction, we acquired a 150,000 square foot manufacturing facility located in Salt Lake City, Utah. In connection with this acquisition, we entered into a two-year supply agreement with 3Com to produce modems and network interface cards that includes minimum purchase commitments by 3Com over the life of the contract. We also retained the facility employees. The acquisition of the Salt Lake City facility provided us with advanced engineering capabilities, including radio frequency engineering capability, further diversified our customer base, gained us access to the personal digital assistants market and provided us with a high-volume, low-cost manufacturing facility in the United States.

    In 1999, we acquired two electronics design firms, Electronic Systems Packaging and Ronlin Design, for an aggregate purchase price of approximately $4.4 million, consisting of cash and Common Stock. Electronic Systems Packaging and Ronlin Design significantly enhanced our engineering and design services in North America. These acquisitions enabled us to establish relationships with OEMs in a broad range of industries by allowing us to become involved in the product development cycle at an earlier stage. We believe our enhanced offering of electronics design services has strengthened existing customer relationships and helps us win new business.

    In 1998, we acquired selected inventory and fixed assets from IBM for $30.1 million in cash. The acquisition of these assets was financed with borrowings under our bank credit facility. As part of this transaction, we leased a 273,500 square foot manufacturing facility located in Charlotte, North Carolina. In connection with this acquisition, we also entered into a three-year supply agreement to provide product assembly and systems integration, testing and distribution and logistics services for several divisions of IBM. The term of this supply agreement has been extended through May 2002. We also retained the facility employees. In addition to expanding our relationship with a premier customer in a growing market, retail point-of-sale systems, we enhanced our service offerings by adding complex systems assembly, integration and test capabilities and strengthened our ability to provide order fulfillment and distribution of products to our customers' end users.

RESTRUCTURING AND OTHER ASSET WRITEDOWNS

    Generally, we enter into business acquisitions or asset acquisitions and related supply agreements with the intention of improving the existing manufacturing operations, reducing costs and improving operating margins. To accomplish this, we typically assess the manufacturing processes and employee base and restructure the operations.

    During the fourth quarter of 1999, we approved a restructuring plan designed to improve our manufacturing operations at our Charlotte facility. It comprised $0.8 million of severance costs related to a reduction of 33 manufacturing and managerial employees which were recorded in the fourth quarter of 1999. In the fourth quarter of 1998, we approved a plan to restructure various operations in the United States, Spain and Asia. The total restructuring charge for this plan was $6.7 million, comprised of the write-off of capitalized assets, lease termination costs and severance costs related to a reduction of 72 manufacturing and managerial employees. As of December 31, 2000, these plans were completed, and we had realized substantially all of the $4.6 million in annual savings contemplated as a result of implementing these plans. These savings are reflected in cost of goods sold in our reported results of operations.

    We began implementing a restructuring plan during the first quarter of 2001 related to moving some of our Asian operations to China, which we expect to complete during the first half of 2001. We expect that the total cost associated with this plan will be approximately $2 to $3 million. The costs for this plan will comprise relocation costs related to moving manufacturing equipment, lease termination costs and severance costs related to a reduction of manufacturing and managerial employees.

RESULTS OF OPERATIONS

    The following table sets forth specified operating data and percentages of net sales for the periods indicated.

                                                               YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------------------------
                                                 2000                    1999                   1998
                                         ---------------------    -------------------    -------------------
                                                               (DOLLARS IN THOUSANDS)
Net sales..............................  $1,758,101    100.0%     $920,722     100.0%    $837,993     100.0%
Cost of goods sold.....................   1,660,311     94.4       865,489      94.0      792,734      94.6
                                         ----------    -----      --------    ------     --------    ------
Gross profit...........................      97,790      5.6        55,233       6.0       45,259       5.4
Selling, general and
  administrative(a)....................      70,341      4.0        38,042       4.1       29,835       3.6
Restructuring and other asset
  writedowns...........................          --       --           780       0.1        6,729       0.8
Legal settlement(b)....................       6,000      0.4            --        --           --        --
                                         ----------    -----      --------    ------     --------    ------
Operating income.......................      21,449      1.2        16,411       1.8        8,695       1.0
Interest expense, net..................     (17,729)    (1.0)       (8,081)     (0.9)     (10,161)     (1.2)
Foreign exchange gain (loss)...........      (2,026)    (0.1)       (2,510)     (0.3)         721       0.1
Other income...........................         140      0.0            --        --           --        --
                                         ----------    -----      --------    ------     --------    ------
Income (loss) before provision for
  income taxes and extraordinary
  loss.................................       1,834      0.1         5,820       0.6         (745)     (0.1)
Provision for income taxes.............       3,057      0.2         3,810       0.4        3,294       0.4
                                         ----------    -----      --------    ------     --------    ------
Income (loss) before extraordinary
  loss.................................      (1,223)    (0.1)        2,010       0.2       (4,039)     (0.5)
Extraordinary loss.....................      (2,812)    (0.1)           --        --       (2,202)     (0.2)
                                         ----------    -----      --------    ------     --------    ------
Net income (loss)......................  $   (4,035)    (0.2)%    $  2,010       0.2%    $ (6,241)     (0.7)%
                                         ==========    =====      ========    ======     ========    ======

- ------------------------

(a) Includes $5,229, $462 and $341 of non-cash charges related to stock-based compensation in the year ended December 31, 2000, the year ended
    December 31, 1999 and the year ended December 31, 1998, respectively.

(b) Represents the settlement of a legal claim arising from a potential acquisition that was not consummated.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

NET SALES

    Net sales for the year ended December 31, 2000 increased $837.4 million, or 90.9%, to $1,758.1 million from $920.7 million for the year ended December 31, 1999. Net sales for the year ended December 31, 2000 included $545.6 million in additional sales attributable to operating our Salt

Lake City facility for the full year in 2000, as compared to one month in 1999, and $154.8 million in additional sales attributable to our Mt. Prospect facility, which we acquired at the end of the third quarter in 2000. Volume increases include $180.8 million from four existing customers, $36.4 million from four new customers, and $15.1 million in additional sales from engineering design services. These increases were partially offset by volume reductions in three customers' programs of $97.8 million.

GROSS PROFIT

    Gross profit decreased to 5.6% of net sales for the year ended December 31, 2000 from 6.0% of net sales for the year ended December 31, 1999. This decrease resulted from the increased effect of our Salt Lake City facility (0.7% of net sales), which had a mix of customer programs with lower average margins as compared to our other sites, and inventory provisions and physical count adjustments at our Asia and Salt Lake City facilities (0.3% of net sales). These decreases were partially offset by the positive effect of increased revenues from engineering design services (0.3% of net sales) and operation of our Mt. Prospect facility (0.3% of net sales).

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expense for the year ended December 31, 2000 increased to $70.3 million, or 4.0% of net sales, from $38.0 million, or 4.1% of net sales, for the year ended December 31, 1999. This increase was due, in part, to operating our Salt Lake City facility for a full year
($9.0 million), and additional administrative expenses related to operating Qualitronics and our Mt. Prospect facility, both of which were acquired during 2000 ($2.0 million). Amortization of goodwill and intangible assets also increased $6.3 million due to a full year of amortization of intangibles at Salt Lake City and amortization related to acquisitions in 2000. Additional increases include an expense of $5.2 million related to stock awards and option grants made to some of our senior managers and other key employees, and staffing increases at all of our sites to support growth in customer programs.

LEGAL SETTLEMENT

    In April 2000, we agreed to settle a claim for damages brought against us arising from a potential acquisition that was not consummated. As a result, we recorded a $6.0 million charge in the year ended December 31, 2000.

INTEREST EXPENSE, NET

    Net interest expense for the year ended December 31, 2000 increased to $17.7 million from $8.1 million for the year ended December 31, 1999. This increase reflects higher average borrowings and the effect of higher interest rates.

FOREIGN EXCHANGE GAINS/LOSSES

    Foreign exchange losses for the year ended December 31, 2000 were $2.0 million compared with foreign exchange losses of $2.5 million for the year ended December 31, 1999. Approximately $1.1 million of the foreign exchange loss for the year ended December 31, 2000 related to the strengthening of the US dollar in relation to the Spanish peseta in connection with US dollar denominated loans for our Valencia facility which were repaid during 2000. The remainder of the foreign exchange loss for the year ended December 31, 2000 related to the strengthening of the US dollar in relation to the Spanish peseta on materials purchased in Valencia which must be settled in US dollars, partially offset by foreign exchange gains realized in Asia related to the strengthening of certain Asian currencies in relation to the US dollar. The foreign exchange loss for the year ended December 31, 1999 related primarily to the strengthening of the US dollar in relation to the Spanish peseta in connection with a US dollar-denominated loan in Valencia, which was repaid in 2000.

PROVISION FOR INCOME TAXES

    Provision for income taxes was $3.1 million for the year ended December 31, 2000 and $3.8 million for the year ended December 31, 1999. Our tax provisions in both years resulted from the mix of profits and losses experienced by us across the jurisdictions within which we operate. Losses in the United States and Ireland provided us with no income tax benefit while profits in Spain and Asia required us to record tax provisions.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

NET SALES

    Net sales for the year ended December 31, 1999 increased $82.7 million, or 9.9%, to $920.7 million from $838.0 million for the year ended December 31, 1998. This increase in net sales was the result of a $138.1 million increase attributable to operating our Charlotte facility for the full year in 1999, as compared to seven months in 1998, and the acquisition of our Salt Lake City facility in November 1999. In addition, $81.3 million of this increase was attributable to growth from three existing customers. These increases were partially offset by $90.0 million resulting from the cancellation of a customer's manufacturing program caused by the sale of the business by that customer to a third party and $39.5 million resulting from a reduction in unit volumes of a different customer due to competitive pressures in that customer's industry.

GROSS PROFIT

    Gross profit increased to 6.0% of net sales for the year ended December 31, 1999 from 5.4% of net sales for the year ended December 31, 1998. A portion of this increase (0.1% of net sales) resulted from having a mix of customer programs in 1999 in which the gross margins were higher than the mix of customer programs in 1998. A portion of the increase (0.2% of net sales) was due to the improvement in the utilization of our manufacturing capacity. In addition, the operations of our Fremont facility in 1998, prior to its closing, negatively impacted margins in that year (0.3% of net sales).

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expense for the year ended December 31, 1999 increased to $38.0 million, or 4.1% of net sales, from $29.8 million, or 3.6% of net sales, for the year ended December 31, 1998. This increase was comprised of expenses of $2.4 million related to the impact of operating our Charlotte facility for a full year, $1.3 million related to the modification of an equipment leasing arrangement, $1.6 million related to the expansion of our information systems to support our additional facilities and $1.1 million related to our acquisition of two electronics design firms and our Salt Lake City facility. This increase was partially offset by the reduction of expenses totaling $0.7 million resulting from the closing of our Fremont facility in 1998.

INTEREST EXPENSE, NET

    Net interest expense for the year ended December 31, 1999, decreased to $8.1 million from $10.2 million for the year ended December 31, 1998. This decrease reflects lower average borrowings during 1999, partially offset by the effect of higher interest rates.

FOREIGN EXCHANGE GAINS/LOSSES

    Foreign exchange loss for the year ended December 31, 1999 was $2.5 million compared with a foreign exchange gain of $0.7 million for the year ended December 31, 1998. Most of our foreign exchange loss in 1999 related to the strengthening of the US dollar in relation to the Spanish peseta in connection with a US dollar denominated loan for our Valencia facility, which was repaid in 2000.

PROVISION FOR INCOME TAXES

    Provision for income taxes increased to $3.8 million for the year ended December 31, 1999 compared with $3.3 million for the year ended December 31, 1998. Our tax provision in both years resulted from the mix of profits and losses we experienced across the jurisdictions within which we operate. Losses in the United States and Ireland provided us with no income tax benefit while profits in Spain and Singapore required us to record tax provisions.

QUARTERLY RESULTS OF OPERATIONS

    The following table sets forth our unaudited financial information for the past eight quarterly periods. The information presented has been derived from our unaudited consolidated financial statements that, in our opinion, reflect all normal, recurring adjustments necessary for a fair presentation. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                             THREE MONTHS ENDED
                                            -------------------------------------------------------------------------------------
                                            APRIL 2,   JULY 2,    OCT. 1,    DEC. 31,   APRIL 4,   JULY 4,    OCT. 4,    DEC. 31,
                                              2000       2000       2000       2000       1999       1999       1999       1999
                                            --------   --------   --------   --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Net sales.................................  $332,820   $362,422   $424,444   $638,415   $206,964   $221,043   $221,068   $271,647
Cost of goods sold........................   316,505    341,266    399,450    603,090    195,879    207,487    206,408    255,715
                                            --------   --------   --------   --------   --------   --------   --------   --------
Gross profit..............................    16,315     21,156     24,994     35,325     11,085     13,556     14,660     15,932
Selling, general and administrative(a)....    16,702     14,191     16,267     23,181      7,928     10,253      9,639     10,222
Restructuring and other asset
  writedowns..............................        --         --         --         --         --         --         --        780
Legal settlement(b).......................     6,000         --         --         --         --         --         --         --
                                            --------   --------   --------   --------   --------   --------   --------   --------
Operating income (loss)...................    (6,387)     6,965      8,727     12,144      3,157      3,303      5,021      4,930
Interest expense, net.....................    (3,476)    (4,085)    (3,546)    (6,622)    (1,702)    (1,773)    (1,900)    (2,706)
Foreign exchange gain (loss)..............      (673)      (293)    (1,756)       696     (1,160)    (1,215)       858       (993)
Other income..............................        --         --         --        140         --         --         --         --
                                            --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) before provision for income
  taxes and extraordinary loss............   (10,536)     2,587      3,425      6,358        295        315      3,979      1,231
Provision for income taxes................       287        739        854      1,177        192        205      2,613        800
                                            --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) before extraordinary loss...   (10,823)     1,848      2,571      5,181        103        110      1,366        431
Extraordinary loss........................        --       (627)    (2,036)      (149)        --         --         --         --
                                            --------   --------   --------   --------   --------   --------   --------   --------
Net income (loss).........................  $(10,823)  $  1,221   $    535   $  5,032   $    103   $    110   $  1,366   $    431
                                            ========   ========   ========   ========   ========   ========   ========   ========
Net income (loss) applicable to common
  stock...................................  $(12,954)  $(18,572)  $    535   $  5,032   $    103   $    110   $  1,366   $   (378)
                                            ========   ========   ========   ========   ========   ========   ========   ========
Basic income (loss) per share:
  Income (loss) before extraordinary
    loss..................................  $  (0.66)  $  (0.85)  $   0.08   $   0.15   $   0.01   $   0.01   $   0.07   $  (0.02)
  Extraordinary loss......................  $     --   $  (0.03)  $  (0.06)  $     --   $     --   $     --   $     --   $     --
  Net income (loss).......................  $  (0.66)  $  (0.88)  $   0.02   $   0.15   $   0.01   $   0.01   $   0.07   $  (0.02)
  Weighted average shares outstanding.....    19,673     21,123     31,620     33,301     19,053     19,543     19,518     19,546
Diluted income (loss) per share:
  Income (loss) before extraordinary
    loss..................................  $  (0.66)  $  (0.85)  $   0.08   $   0.15   $   0.01   $   0.01   $   0.07   $  (0.02)
  Extraordinary loss......................  $     --   $  (0.03)  $  (0.06)  $     --   $     --   $     --   $     --   $     --
  Net income (loss).......................  $  (0.66)  $  (0.88)  $   0.02   $   0.15   $   0.01   $   0.01   $   0.07   $  (0.02)
  Weighted average shares outstanding.....    19,673     21,123     32,977     33,922     19,208     19,576     19,636     19,546

- ------------------------------

(a) Includes $3,987, $210, $232, $800, $10, $10, $10 and $432 of non-cash charges related to stock-based compensation in the three months ended April 2, 2000, July 2, 2000, October 1, 2000, December 31, 2000, April 4,
    1999, July 4, 1999, October 4, 1999 and December 31, 1999, respectively.

(b) Represents the settlement of a legal claim arising from a potential acquisition that was not consummated.

    The following table sets forth our financial information stated as a percentage of net sales for the past eight quarterly periods:

                                                                          THREE MONTHS ENDED
                                     --------------------------------------------------------------------------------------------
                                     APRIL 2,    JULY 2,     OCT. 1,     DEC. 31,    APRIL 4,    JULY 4,     OCT. 4,     DEC. 31,
                                       2000        2000        2000        2000        1999        1999        1999        1999
                                     --------    --------    --------    --------    --------    --------    --------    --------
Net sales..........................   100.0%      100.0%      100.0%      100.0%      100.0%      100.0%      100.0%      100.0%
Cost of goods sold.................    95.1        94.2        94.1        94.5        94.6        93.9        93.4        94.1
                                      -----       -----       -----       -----       -----       -----       -----       -----
Gross profit.......................     4.9         5.8         5.9         5.5         5.4         6.1         6.6         5.9
Selling, general and
  administrative...................     5.0         3.9         3.8         3.6         3.8         4.6         4.4         3.8
Restructuring and other asset
  writedowns.......................      --          --          --          --          --          --          --         0.3
Legal settlement...................     1.8          --          --          --          --          --          --          --
                                      -----       -----       -----       -----       -----       -----       -----       -----
Operating income (loss)............    (1.9)        1.9         2.1         1.9         1.5         1.5         2.3         1.8
Interest expense, net..............    (1.0)       (1.1)       (0.8)       (1.0)       (0.8)       (0.8)       (0.9)       (1.0)
Foreign exchange gain (loss).......    (0.2)         --        (0.4)        0.1        (0.6)       (0.5)        0.4        (0.4)
                                      -----       -----       -----       -----       -----       -----       -----       -----
Income (loss) before provision for
  income taxes and extraordinary
  loss.............................    (3.2)        0.7         0.8         1.0         0.1         0.1         1.8         0.5
Provision for income taxes.........     0.1         0.2         0.2         0.2         0.1         0.1         1.2         0.3
                                      -----       -----       -----       -----       -----       -----       -----       -----
Income (loss) before extraordinary
  loss.............................    (3.3)        0.5         0.6         0.8          --          --         0.6         0.2
Extraordinary loss.................      --        (0.2)       (0.5)         --          --          --          --          --
                                      -----       -----       -----       -----       -----       -----       -----       -----
Net income (loss)..................    (3.3)%       0.3%        0.1%        0.8%         --          --         0.6%        0.2%
                                      =====       =====       =====       =====       =====       =====       =====       =====

    Our quarterly operating results are subject to fluctuations and seasonality. Our first quarters are typically subject to lower volumes of customer orders as compared to our fourth quarters due to the seasonal nature of the sales of certain significant customers, resulting in lower utilization of manufacturing capacity which may adversely affect our operating results. This trend was not necessarily reflected in our net sales during the first quarter of 2000 due to the acquisition of our Salt Lake City facility consummated late in the fourth quarter of 1999. However, operating results for the first quarter of 2000 were adversely affected by the lower utilization experienced relative to the manufacturing capacity in place for the full quarter.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 2000, we had cash and cash equivalents of $10.4 million, total bank and other debt of $189.1 million and $84.2 million of unused borrowing capacity under our revolving bank credit facility. During 2000, our operations were principally funded with borrowings under our bank credit facility and net proceeds of $161.3 million from our initial public offering of
11.0 million shares of Common Stock in June 2000.

    Net cash used in operating activities of $98.9 million for the year ended December 31, 2000 resulted from a net loss of $4.0 million and an increase in operating assets of $441.7 million offset by an increase in operating liabilities of $304.4 million, depreciation and amortization of $29.3 million and other non-cash items aggregating $13.1 million. The net increase in operating assets and liabilities was attributable to growth in accounts receivable, inventories and accounts payable related to increased levels of business at our existing facilities and the acquisition of our Mt. Prospect facility and Qualitronics. Also included in the increase in operating liabilities is $9.3 million in deferred revenue related to a customer supply agreement. That agreement includes a provision whereby we will either retain or repay a portion of this amount each quarter, through the fourth quarter of 2001, dependent upon certain sales levels achieved in that quarter. The deferred revenue will either be recognized in income or repaid to the customer based on actual sales volumes each quarter. Other non-cash items include non-cash charges for equity awards of $5.2 million and other non-cash charges of $1.0 million associated with the obligations of Donaldson, Lufkin & Jenrette Securities Corporation under a litigation settlement agreement with Lockheed Martin Corporation.

    Net cash used in operating activities of $25.1 million for the year ended December 31, 1999 resulted from an increase in operating assets of $72.6 million, offset by an increase in operating liabilities of $25.0 million, net income of $2.0 million, depreciation and amortization of $14.4 million and other non-cash items aggregating $6.1 million. Other non-cash items include amortization of capitalized finance fees of $0.8 million, foreign exchange loss of $2.2 million, write-downs and loss on disposal of fixed assets of $1.9 million and non-cash charges for share issuances of $0.5 million. The increase in depreciation and amortization for the year ended December 31, 2000 compared to the year ended December 31, 1999 reflects the effect of the acquisitions of our Salt Lake City and Mt. Prospect facilities and an overall increase in the depreciable asset base due to investments in manufacturing equipment in response to increased customer demand throughout the company.

    Net cash provided by operating activities of $41.1 million for the year ended December 31, 1998 resulted from an increase in operating liabilities of $29.1 million, depreciation and amortization of $10.9 million and other non-cash items aggregating $6.7 million, and a decrease in operating assets of $0.6 million, offset by a net loss of $6.2 million.

    Net cash used in investing activities for the year ended December 31, 2000 was $57.5 million, consisting of $47.7 million of net capital expenditures, $6.0 million for the acquisition of intangible assets related to our Mt. Prospect facility and $3.8 million for the acquisition of Qualitronics. Capital expenditures consisted of production equipment purchased for our Valencia, Asia and Salt Lake City manufacturing sites, building and improvement costs related to establishing new manufacturing sites in Ireland and China and computer hardware and software in Salt Lake City. Net cash used in investing activities for the year ended December 31, 1999 was $81.8 million consisting primarily of capital expenditures of $45.1 million and acquisitions of intangible assets of $35.3 million in connection with our Salt Lake City facility. Net cash used in investing activities for the year ended December 31, 1998 was $4.5 million, which consisted of $2.5 million of internal use software and $2.0 million of production equipment and computer hardware. Approximately half of the $2.0 million was related to our Charlotte acquisition. We expect capital expenditures in 2001, excluding effects of any acquisitions, to be approximately $34.3 million, primarily for the purchase of additional manufacturing assets.

    Net cash provided by financing activities for the year ended December 31, 2000 was $144.1 million, including net proceeds of $161.3 million from the issuance of Common Stock in the initial public offering which closed on June 28, 2000. These proceeds were used to pay off a portion of borrowings under our bank credit facility ($99.4 million) and retire all of our outstanding senior preferred stock ($58.9 million, including remaining dividends owed). Other financing activities included net borrowings under our bank credit facility of $149.2 million, excluding amounts paid off with proceeds from the initial public offering, $7.9 million in debt issuance costs and $2.2 million of dividends paid on our senior preferred stock prior to the retirement. Net cash provided by financing activities for the year ended December 31, 1999 was $109.2 million, principally consisting of net borrowings of $64.6 million under our bank credit facility and net proceeds of $49.1 million from the issuance of senior preferred stock and warrants in connection with our acquisition of the Salt Lake City facility. Net cash used in financing activities for the year ended December 31, 1998 was $23.5 million, principally consisting of net repayments under our bank credit facility.

    At December 31, 2000, we had $84.8 million outstanding under our term loan facility and $90.8 million outstanding under our revolving credit facility with $84.2 million available for additional borrowings. During August 2000, we replaced our existing credit facility with a new $175 million revolving credit facility. The facility has a final maturity of August 2003. The new credit facility is secured by substantially all domestic assets and a pledge of 66% of the shares of foreign subsidiaries. It includes covenants restricting leverage ratios as well as covenants requiring minimum working capital, net worth and fixed charge coverage ratios. In connection with replacing the previous credit facility with the new credit facility, we recorded an extraordinary non-cash charge of $2.2 million, net of $0.3 million tax benefit, associated with the write off of deferred financing costs.

    In September 2000, we closed an $85.0 million term loan with a final maturity of September 2005 to finance the cash portion of our purchase of the assets of 3Com's Mt. Prospect, IL facility. The existing credit agreement was amended to allow for this new term loan as well as to establish a monthly borrowing base that utilizes receivables and inventory as the base calculation.

    Borrowings under our new bank credit facility are limited by a borrowing base calculation based on defined levels of accounts receivable and inventory. At December 31, 2000, the total borrowing base was in excess of committed borrowings under the credit facility.

    The interest rate on our revolving credit facility is, at our option, either:

     - a base rate margin of 0.75% to 1.75% per annum plus the base rate,

     - the rate as publicly announced from time to time by Bank of America as its "reference rate", or

     - the federal funds effective rate plus 0.50% per annum; or

    - the reserve-adjusted London interbank offered rate, or LIBOR, margin of 1.75% to 2.75% per annum plus LIBOR.

    The interest rate on our term loan facility is, at our option, either:

    - the base rate plus 2.5% to 2.75% per annum; or

    - the sum of LIBOR plus 3.5% to 3.75% per annum.

    The rates for the revolving credit facility and the term loan facility are subject to adjustment based on our consolidated leverage ratio and our corporate credit rating. At December 31, 2000, the interest rates on borrowings under our revolving credit facility were between 9.0625% and 11.25% and the interest rate on our term loan was 10.64%.

    We believe our current level of working capital, cash generated from operations, leasing capabilities and amounts available under our existing revolving credit facility will be adequate to meet our anticipated future operating expenses, capital expenditures and debt obligations for at least the next twelve months. Our liquidity needs beyond the next twelve months will not be materially different from current needs except for the financing requirements of future acquisitions, if any, and for future internal growth.

    As of December 31, 2000, we had $84.2 million of unused borrowing capacity under our bank credit facility to make future acquisitions and for general corporate purposes. We intend to continue our acquisition strategy, which could result in significant future acquisitions. If available resources are not sufficient to finance these acquisitions, we would be required to seek additional equity or debt financing. There can be no assurance that funds from these sources, if required, will be available on terms suitable to us, if at all.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging, requiring recognition of all derivatives as either assets or liabilities in the statement of financial position measured at fair value, as well as identifying the conditions for which a derivative may be specifically designed as a hedge. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of SFAS
No. 133," deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000, which is fiscal year 2001 for us. We do not believe adoption of SFAS No. 133 will have a material impact on our financial condition and results of operations.

                                  RISK FACTORS

    YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. ADDITIONAL RISKS NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS. ANY OF THESE RISKS COULD HAVE A MATERIAL AND NEGATIVE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

BECAUSE A SIGNIFICANT PORTION OF OUR SALES CURRENTLY COMES FROM A SMALL NUMBER OF CUSTOMERS, ANY DECREASE IN SALES FROM THESE CUSTOMERS COULD HARM OUR OPERATING RESULTS.

    We depend on a small number of customers for a large portion of our business, and changes in our customers' orders have, in the past, had a significant impact on our operating results. If a major customer significantly reduces the amount of business it does with us, there would be an adverse impact on our operating results. The following table sets forth the percentages of our total net sales to those customers who accounted for 10% or more of our total net sales in any of the last three fiscal years and the percentage of our total net sales to our ten largest customers in those years:

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                           ------------------------------
                                                             2000       1999       1998
                                                           --------   --------   --------
IBM......................................................    24%        49%        51%
Palm.....................................................    23%         3%         --
3Com.....................................................    14%         1%         --
Hewlett-Packard..........................................    11%         8%         4%
Iomega...................................................     4%        14%        20%
Ten largest customers as a group.........................    88%        88%        89%

    We expect to continue to depend on sales to our major customers. Because it is not always possible to replace lost business on a timely basis, it is likely that our operating results would be adversely affected if one or more of our major customers were to cancel, delay or reduce a large amount of business with us in the future. Our customer agreements typically permit the customer to terminate the agreement on three to six month's notice. Were a customer to terminate its agreement with us, it is likely that our operating results would be adversely affected.

    In addition, we generate significant accounts receivable in connection with providing services to our major customers. If one or more of our customers were to become insolvent or otherwise be unable to pay for our services, our operating results and financial condition could be adversely affected.

WE HAVE MADE SEVERAL RECENT STRATEGIC ACQUISITIONS OF MANUFACTURING FACILITIES AND BUSINESSES AND MAY MAKE MORE ACQUISITIONS IN THE FUTURE, AND THE FAILURE TO SUCCESSFULLY INTEGRATE ACQUIRED FACILITIES AND BUSINESSES MAY ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

    We have made several significant acquisitions since the beginning of fiscal 1999, and selectively pursuing strategic acquisitions remains an important part of our overall business strategy. However, any acquisitions we make could result in:

    - difficulty integrating our operations, technologies, financial controls and information systems, products and services with those of the acquired facility;

    - difficulty in managing and operating geographically dispersed businesses, including some located in foreign countries;

    - diversion of our capital and our management's attention away from other business issues;

    - an increase in our expenses and our working capital requirements;

    - potential loss of key employees and customers of facilities or businesses we acquire; and

    - financial risks, such as:

     - potential liabilities of the facilities and businesses we acquire;

     - our need to incur additional indebtedness; and

     - dilution if we issue additional equity securities.

    We may not successfully integrate any operations, technologies, systems, products or services that we acquire, and we cannot assure you that any of our recent or future acquisitions will be successful. If any of our recent or future acquisitions are not successful, it is likely that our financial performance will be adversely affected.

OUR GROWTH MAY BE LIMITED AND OUR COMPETITIVE POSITION MAY BE HARMED IF WE ARE UNABLE TO IDENTIFY, FINANCE AND COMPLETE FUTURE ACQUISITIONS.

    We expect to selectively pursue strategic acquisitions as part of our overall business strategy. Competition for acquiring attractive facilities and businesses in our industry is substantial. In executing this part of our business strategy, we may experience difficulty in identifying suitable acquisition candidates or in completing selected transactions. In addition, our existing bank credit facilities limit our ability to acquire the assets or businesses of other companies. If we are able to identify acquisition candidates, such acquisitions may be financed with substantial debt or with potentially dilutive issuances of equity securities. Our ability to successfully complete acquisitions in the future will depend upon several factors, including the continued availability of financing. We cannot assure you that financing for acquisitions will be available on terms acceptable to us, if at all.

THE INCURRENCE OF INDEBTEDNESS COULD HARM OUR OPERATING RESULTS AND FINANCIAL
  CONDITION.

    Our growth and acquisition strategy could require us to incur substantial amounts of indebtedness. As of December 31, 2000, our total debt was $189.1 million and our interest expense for the quarter then ended was $6.6 million. In addition, we may incur additional indebtedness in the future. Our future level of indebtedness could have adverse consequences for our business, including:

    - vulnerability to the effects of poor economic and industry conditions affecting our business;

    - dedication of a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for working capital, capital expenditures or acquisitions which may be attractive to us;

    - reduced flexibility in planning for, or reacting to, changes in our business and industry, due to the debt repayment obligations and restrictive covenants contained in our debt instruments; and

    - failure to comply with the financial covenants under the agreements governing our indebtedness relating to matters such as interest coverage, leverage, consolidated EBITDA and net worth resulting in an event of default, which if not cured or waived, could cause substantially all of our indebtedness to become immediately due and payable.

    We have financial instruments that are subject to interest rate risk, principally debt obligations under our bank credit facility. An increase in the base rates upon which our interest rates are determined could have an adverse effect on our operating results and financial condition.

COMPETITION FROM EXISTING OR NEW COMPANIES IN THE EMS INDUSTRY COULD CAUSE US TO EXPERIENCE DOWNWARD PRESSURE ON PRICES, FEWER CUSTOMER ORDERS, REDUCED MARGINS, THE INABILITY TO TAKE ADVANTAGE OF NEW BUSINESS OPPORTUNITIES AND THE LOSS OF MARKET SHARE.

    We operate in a highly competitive industry. We compete against many domestic and foreign companies, some of which have substantially greater manufacturing, financial, research and development and marketing resources than we do. Some of our competitors have broader geographic breadth and range of services than we do. In addition, some of our competitors may have more developed relationships with our existing customers than we do. We also face competition from the manufacturing operations of our current and potential customers, who continually evaluate the benefits of internal manufacturing versus outsourcing. As more OEMs dispose of their manufacturing assets and increase the outsourcing of their products, we will face increasing competitive pressures to grow our business in order to maintain our competitive position.

LONG-TERM CONTRACTS ARE NOT TYPICAL IN OUR INDUSTRY, AND REDUCTIONS, CANCELLATIONS OR DELAYS IN CUSTOMER ORDERS WOULD ADVERSELY AFFECT OUR OPERATING RESULTS.

    As is typical in the EMS industry, we do not usually obtain long-term purchase orders or commitments from our customers. Instead, we work closely with our customers to develop non-binding forecasts of the future volume of orders. Customers may cancel their orders, change production quantities from forecasted volumes or delay production for a number of reasons beyond our control. Significant or numerous cancellations, reductions or delays in orders by our customers would reduce our net sales. In addition, because many of our costs are fixed, a reduction in net sales could have a disproportionate adverse effect on our operating results. From time to time we make capital investments in anticipation of future business opportunities. There can be no assurance that we will receive the anticipated business. If we are unable to obtain the anticipated business, our operating results and financial condition may be harmed.

WE DEPEND ON OUR SUPPLIERS, SOME OF WHICH ARE THE SOLE SOURCE FOR OUR COMPONENTS, AND OUR PRODUCTION WOULD BE SUBSTANTIALLY CURTAILED IF THESE SUPPLIERS ARE NOT ABLE TO MEET OUR DEMANDS AND ALTERNATIVE SOURCES ARE NOT AVAILABLE.

    We order raw materials and components to complete our customers' orders, and some of these raw materials and components are ordered from sole-source suppliers. Although we work with our customers and suppliers to minimize the impact of shortages in raw materials and components, we sometimes experience short-term adverse effects due to price fluctuations and delayed shipments. In the past, there have been industry-wide shortages of electronic components, particularly memory and logic devices. If a significant shortage of raw materials or components were to occur, we may have to delay shipments, and our operating results would be adversely affected. In some cases, supply shortages of particular components will substantially curtail production of products using these components. While most of our significant customer contracts permit quarterly or other periodic reviews of pricing based on decreases and increases in the prices of raw materials and components, we are not always able to pass on price increases to our customers. Accordingly, some raw material and component price increases could adversely affect our operating results. We also depend on a small number of suppliers for many of the other raw materials and components that we use in our business. If we were unable to continue to purchase these raw materials and components from our suppliers, our operating results would be adversely affected. Because many of our costs are fixed, our margins depend on our volume of output at our facilities and a reduction in volume will adversely affect our margins.

IF WE ARE LEFT WITH EXCESS INVENTORY, OUR OPERATING RESULTS WILL BE ADVERSELY AFFECTED.

    We typically purchase components and manufacture products in anticipation of customer orders based on customer forecasts. For a variety of reasons, such as decreased end-user demand for the products we are manufacturing, our customers may not purchase all of the products we have manufactured or for which we have purchased components. In such event, we would attempt to recoup our materials and manufacturing costs by means such as returning components to our vendors, disposing of excess inventory through other channels or requiring our OEM customers to purchase or otherwise compensate us for such excess inventory. Some of our significant customer agreements do not give use the ability to require our OEM customers to do so. To the extent we are unsuccessful in recouping our material and manufacturing costs, not only would our net sales be adversely affected, but our operating results would be disproportionately adversely affected. Moreover, carrying excess inventory would reduce the working capital we have available to continue to operate and grow our business.

UNCERTAINTIES AND ADVERSE TRENDS AFFECTING THE ELECTRONICS INDUSTRY OR ANY OF OUR MAJOR CUSTOMERS MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

    Our business depends on the electronics industry, which is subject to rapid technological change, short product life cycles and pricing and margin pressure. In addition, the electronics industry has historically been cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices and production over-capacity. When these factors adversely affect our customers, we may suffer similar effects. Our customers' markets are also subject to economic cycles and are likely to experience recessionary periods in the future. The economic conditions affecting the electronics industry, in general, or any of our major customers, in particular, may adversely affect our operating results.

BECAUSE WE HAVE SIGNIFICANT OPERATIONS OVERSEAS, OUR OPERATING RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER FACTORS EXISTING IN FOREIGN COUNTRIES IN WHICH WE OPERATE.

    We have substantial manufacturing operations in Europe and Asia. Our international operations are subject to inherent risks, which may adversely affect us, including:

    - political and economic instability in countries where we have manufacturing facilities, particularly in Asia where we conduct a significant portion of our business;

    - fluctuations in the value of foreign currencies;

    - high levels of inflation, historically the case in a number of countries in Asia where we do business;

    - changes in labor conditions and difficulties in staffing and managing our foreign operations;

    - greater difficulty in collecting our accounts receivable and longer payment cycles;

    - burdens and costs of our compliance with a variety of foreign laws;

    - increases in the duties and taxes we pay;

    - imposition of restrictions on currency conversion or the transfer of funds; and

    - expropriation of private enterprises.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND SEASONALITY AND IF WE FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS THE PRICE OF OUR SECURITIES MAY DECREASE.

    Our annual and quarterly results may vary significantly depending on various factors, many of which are beyond our control, and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would likely decline. These factors include:

    - variations in the timing and volume of customer orders relative to our manufacturing capacity;

    - introduction and market acceptance of our customers' new products;

    - changes in demand for our customers' existing products;

    - the timing of our expenditures in anticipation of future orders;

    - effectiveness in managing our manufacturing processes;

    - changes in competitive and economic conditions generally or in our customers' markets;

    - the timing of, and the price we pay for, acquisitions and related integration costs;

    - changes in the cost or availability of components or skilled labor; and

    - foreign currency exposure.

    As is the case with many technology companies, we typically ship a significant portion of our products in the last few weeks of a quarter. As a result, any delay in anticipated sales is likely to result in the deferral of the associated revenue beyond the end of a particular quarter, which would have a significant effect on our operating results for that quarter. In addition, most of our operating expenses do not vary directly with net sales and are difficult to adjust in the short term. As a result, if net sales for a particular quarter were below our expectations, we could not proportionately reduce operating expenses for that quarter, and, therefore, that revenue shortfall would have a disproportionate adverse effect on our operating results for that quarter.

LOSS OF ANY OF OUR KEY PERSONNEL COULD HURT OUR BUSINESS BECAUSE OF THEIR EXPERIENCE IN THE EMS INDUSTRY AND THEIR TECHNOLOGICAL EXPERTISE.

    We operate in the highly competitive EMS industry and depend on the services of our key senior executives and our technological experts. The loss of the services of one or several of our key employees or an inability to attract, train and retain qualified and skilled employees, specifically engineering, operations and sales personnel, could result in the loss of customers or otherwise inhibit our ability to operate and grow our business successfully. In addition, our ability to successfully integrate acquired facilities or businesses depends, in part, on our ability to retain and motivate key management and employees hired by us in connection with the acquisition.

IF WE ARE UNABLE TO MAINTAIN OUR TECHNOLOGICAL EXPERTISE IN DESIGN AND MANUFACTURING PROCESSES WE WILL NOT BE ABLE TO SUCCESSFULLY COMPETE.

    We believe that our future success will depend upon our ability to develop and provide design and manufacturing services that meet the changing needs of our customers. This requires that we successfully anticipate and respond to technological changes in design and manufacturing processes in a cost-effective and timely manner. As a result, we continually evaluate the advantages and feasibility of new product design and manufacturing processes. We cannot, however, assure you that our process development efforts will be successful.

WE ARE SUBJECT TO A VARIETY OF ENVIRONMENTAL LAWS THAT EXPOSE US TO POTENTIAL FINANCIAL LIABILITY.

    Our operations are regulated under a number of federal, state and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of these materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource, Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us because we use hazardous materials in our manufacturing process. In addition, because we are a generator of hazardous wastes, we, along with any other person who arranges for the disposal of our wastes, may be subject to financial exposure for costs associated with an investigation and any remediation of sites at which we have arranged for the disposal of hazardous wastes if these sites become contaminated, even if we fully comply with applicable environmental laws. In the event of a violation of environmental laws, we could be held liable for damages and for the costs of remedial actions and could also be subject to revocation of our effluent discharge permits. Any revocation could require us to cease or limit production at one or more of our facilities, thereby negatively impacting our revenues and results of operations. Environmental laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation, which also could negatively impact our operating results.

OUR CONTROLLING STOCKHOLDERS AND SOME OF OUR DIRECTORS MAY HAVE INTERESTS THAT DIFFER FROM YOURS.

    Credit Suisse First Boston, through certain of its affiliates, owns approximately 48.7% of our outstanding common stock and, as a result, has significant control over our business, policies and affairs, including, effectively, the power to appoint new management, prevent or cause a change of control and approve any action requiring the approval of the holders of our common stock, such as adopting amendments to our certificate of incorporation and approving mergers or sales of all or substantially all of our assets. In addition, under the terms of a stockholders agreement between us, certain other parties and those affiliates of Credit Suisse First Boston, those affiliates have the right to elect a majority of our directors if they own 50% or more of our outstanding common stock. See Item 13, "Certain Relationships and Related Transactions." Circumstances may occur in which the interests of these stockholders could be in conflict with your interests.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY DELAY, DETER OR PREVENT SOMEONE FROM ACQUIRING US, WHICH COULD DECREASE THE VALUE OF OUR COMMON STOCK.

    Provisions in our charter and bylaws may have the effect of delaying, deterring or preventing a change of control or changes in our management that investors might consider favorable unless approved by our stockholders and directors affiliated with Credit Suisse First Boston. Those provisions serve to limit the circumstances in which a premium may be paid for our common stock in proposed transactions or where a proxy contest for control of our board may be initiated. If a change of control or change in management is delayed, deterred or prevented, the market price of our common stock could suffer.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE RELATING TO MARKET RISKS

INTEREST RATE RISK

    Our exposure to interest rate risk arises from variable rate debt arrangements entered into for other than trading purposes. The interest rate risk on our fixed-rate debt is not material as the amounts outstanding under these arrangements are not significant.

    The cost of borrowings under our term loan facility is the applicable spread plus the underlying cost of funds option (either the base rate or LIBOR). The applicable spread on the base rate loans is

2.5% to 2.75%, and the spread on the LIBOR loans is 3.5% to 3.75%. The cost of borrowings under our revolving credit facility is the applicable spread plus the underlying cost of funds option (either the base rate or LIBOR). The applicable spread on the base rate loans varies between 0.75% and 1.75% based on our consolidated leverage ratio and our corporate credit ratings. The applicable spread on the LIBOR loans varies between 1.75% and 2.75% based on our consolidated leverage ratio and our corporate credit ratings.

    The following table summarizes our market risks associated with our variable rate debt in place at December 31, 2000 based on current maturities and interest rates:

                                                                  DECEMBER 31,
                                              ----------------------------------------------------
                                                2001       2002       2003       2004       2005
                                              --------   --------   --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
Term loan balance...........................  $ 83,938   $ 83,088   $ 76,075   $42,712    $    --
Effective interest rate.....................     10.64%     10.64%     10.64%    10.64%     10.64%
Principal payments..........................  $    850   $    850   $  7,013   $33,363    $42,712
Interest expense............................  $  8,976   $  8,886   $  8,664   $ 7,617    $ 3,853

Revolving facility balance..................  $ 90,800   $ 90,800   $     --        --         --
Available credit............................  $175,000   $175,000   $175,000        --         --
Effective interest rate.....................     9.703%     9.703%     9.703%       --         --
Fee on unused portion.......................      0.75%      0.75%      0.75%       --         --
Interest expense............................  $  9,442   $  9,442   $  6,393        --         --

    The carrying cost of the above credit facility approximates fair value due to the variable nature of the interest rates.

FOREIGN CURRENCY EXCHANGE RATE RISK

    We also have exposure to various foreign currency exchange-rate fluctuations for cash flow received from our foreign subsidiaries. This risk is mitigated because the functional currency of our subsidiaries in Ireland, Singapore and Malaysia is the US dollar and most of their financial transactions are denominated in US dollars. The foreign currency exchange-rate risk for our subsidiary in Spain is mitigated because its functional currency is the Spanish peseta and most of its financial transactions are denominated in Spanish pesetas. Our exposure to foreign currency exchange-rate fluctuations is primarily related to an intercompany loan payable to the corporate entity, an intercompany receivable from the corporate entity and specific trade receivables and payables, all at our subsidiary in Spain, which are denominated in US dollars. Our foreign currency exchange-rate exposure on the intercompany balances and the trade receivables and payables is mitigated by the use of foreign exchange contracts which are effective as a means of minimizing exposure and reducing risk from exchange rate fluctuations related to these specific transactions. We actively monitor our foreign currency exchange-rate exposure and manage our foreign exchange contract positions to maintain the effectiveness of this risk mitigation process. As of December 31, 2000, we had the following foreign exchange forward contracts outstanding:

                                                      NOTIONAL AMOUNT   FAIR VALUE
                                                      ---------------   ----------
                                                             (IN THOUSANDS)
Foreign exchange sell contracts:
  US Dollars........................................      $(5,746)        $   166
Foreign exchange buy contracts:
  US Dollars........................................      $54,996         $(3,716)

    At December 31, 2000, we had $20.6 million in U.S. denominated trade receivables and $58.7 million in U.S. denominated trade payables at our subsidiary in Spain. The net unrealized gain

(loss) on these balances was immaterial as of December 31, 2000 due to the use of foreign exchange contracts. A hypothetical 10% fluctuation in the foreign currency exchange rate between the Spanish peseta and the US dollar would result in a change in unrealized gain (loss) of $3.8 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Certain information required by this item is included in Item 7 of Part II of this Report under the heading "Quarterly Results of Operations" and is incorporated into this item by reference. All other information required by this item is included in Item 14 of Part IV of this Report and is incorporated into this item by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 is incorporated by reference to the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2000.

ITEM 11: EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated by reference to the section captioned "Executive Compensation and Other Matters" in the Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2000.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by Item 12 is incorporated herein by reference to the section captioned "Beneficial Ownership of Voting Stock" in the Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2000.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by Item 13 is incorporated herein by reference to the section captioned "Transactions with Related Parties" in the Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

    1. Consolidated Financial Statements (see index on page F-1 of this report).

    2. Financial Statement Schedule (see index on page F-1 of this report). This financial statement schedule should be read in conjunction with our consolidated financial statements, and related notes thereto.

    Schedules not listed in the Index to Consolidated Financial Statements and Schedule have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

    3.  Exhibits. See Item 14(c) below.

(b) Reports on Form 8-K. We filed the following Current Reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2000.

    1. On December 5, 2000 we filed a Current Report on Form 8-K regarding the First Amendment to First Amended and Restated Credit Agreement.

    2. On December 8, 2000 we filed a Current Report on Form 8-K regarding certain communications made with analysts regarding a major customer's press release.

(c) Exhibits. The exhibits listed on the Exhibits Index are filed as part of, or incorporated by reference into, this Report.

(d) Financial Statement Schedules. See Item 14(a) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of April 2001.

                                                       MANUFACTURERS' SERVICES LIMITED

                                                       By:  /s/ KEVIN C. MELIA
                                                            -----------------------------------------
                                                            Name: Kevin C. Melia
                                                            Title: CHIEF EXECUTIVE OFFICER AND
                                                            CHAIRMAN OF THE BOARD

                                    * * * *

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                         Chairman of the Board,
                 /s/ KEVIN C. MELIA                      Chief Executive Officer
     -------------------------------------------          (Principal executive        April 2, 2001
                   Kevin C. Melia                         officer) and Director

                /s/ ROBERT E. DONAHUE
     -------------------------------------------         President and Director       April 2, 2001
                  Robert E. Donahue

                                                        Executive Vice President
                /s/ ALBERT A. NOTINI                   and Chief Financial Officer
     -------------------------------------------          (Principal financial        April 2, 2001
                  Albert A. Notini                              officer)

                                                           Vice President and
                /s/ RICHARD J. GAYNOR                     Corporate Controller
     -------------------------------------------          (Principal accounting       April 2, 2001
                  Richard J. Gaynor                             officer)

                  /s/ THOMPSON DEAN
     -------------------------------------------                Director              April 2, 2001
                    Thompson Dean

                    /s/ KARL WYSS
     -------------------------------------------                Director              April 2, 2001
                      Karl Wyss

              /s/ GEORGE W. CHAMILLARD
     -------------------------------------------                Director              April 2, 2001
                George W. Chamillard

                 /s/ WILLIAM WEYAND
     -------------------------------------------                Director              April 2, 2001
                 /s/ William Weyand

                  /s/ JOHN F. FORT
     -------------------------------------------                Director              April 2, 2001
                    John F. Fort

                /s/ CURTIS S. WOZNIAK
     -------------------------------------------                Director              April 2, 2001
                  Curtis S. Wozniak

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
- ---------------------   ------------------------------------------------------------
    2.1(1)              Securities Purchase Agreement dated as of January 20, 1995 by and among MSL and the parties listed therein.
    2.2(1)              Warrant Agreement dated as of August 31, 1995 by and among
                        MSL, Bank of America National Trust and Savings Association
                        and the parties listed therein.
    2.3(1)              Preferred Stock and Warrant Subscription Agreement dated as of November 26, 1999 by and among MSL and the parties listed therein.
    2.4(1)              Escrow Agreement dated as of November 26, 1999 by and among
                        MSL and the parties listed therein.
    2.5(1)              Asset Purchase Agreement dated as of November 19, 1999 among
                        3Com Corporation, Manufacturers' Services Limited and
                        Manufacturers' Services Salt Lake City Operations, Inc.
    2.6(2)              Asset Purchase Agreement dated as of September 26, 2000
                        among 3Com Corporation, Manufacturers' Services Limited and
                        Manufacturers' Services Salt Lake City Operations, Inc.
    3.1(1)              Restated Certificate of Incorporation of MSL.
    3.2(1)              Amended and Restated By-Laws of MSL.
    3.4                 Amended and Restated Articles of Incorporation of MSL
    3.3(1)              Form of certificate representing shares of common stock,
                        $.001 par value per share.
    4.1(1)              Stockholders Agreement dated as of January 20, 1995 by and among MSL and the stockholders named therein.
    4.2(1)              Stockholders Agreement Amendment dated November 26, 1999 by and among MSL and the stockholders named therein.
    4.3(1)              Credit Agreement dated August 21, 1998 among MSL, MSL
                        Overseas Finance B.V and the lenders named therein.
    4.4(1)              First Amendment to Credit Agreement and Limited Waiver dated as of February 26, 1999 by and among MSL, MSL Overseas
                        Finance B.V. and the lenders named in the Credit Agreement.
    4.5(1)              Second Amendment to Credit Agreement and Consent dated as of
                        November 23, 1999 by and among MSL, MSL Overseas Finance
                        B.V. and the lenders named in the Credit Agreement.
    4.6(4)              First Amended and Restated Credit Agreement dated as of
                        September 29, 2000 by and between Manufacturers' Services
                        Limited and the lenders named in the Credit Agreement.
    4.7(4)              First Amendment Agreement and Consent dated as of
                        September 29, 2000 by and between Manufacturers' Services
                        Limited and the lenders named therein.
    4.8(3)              First Amendment to First Amended and Restated Credit
                        Agreement dated as of October 25, 2000 by and between
                        Manufacturers' Services Limited and the lenders named
                        therein
    4.9                 Second Amendment to First Amended and Restated Credit
                        Agreement dated as of March 2, 2001 by and between
                        Manufacturers' Services Limited and the lenders named
                        therein
   10.1(1)              Employment Agreement dated as of January 20, 1995 by and
                        between MSL and Kevin C. Melia.
   10.2(1)              Employment Letter dated as of June 20, 1997 by and between
                        MSL and Robert E. Donahue.
   10.3(1)              Employment Letter dated as of September 27, 1995 by and
                        between MSL and Rodolfo Archbold.

       EXHIBIT
       NUMBER                                   DESCRIPTION
- ---------------------   ------------------------------------------------------------
   10.4(1)              Employment Letter dated as of January 4, 1996 by and between
                        MSL and Dale R. Johnson.
   10.5(1)              Severance Letter dated June 25, 1996 by and between MSL and
                        Dale R. Johnson.
   10.6(1)              Employment Letter dated as of January 23, 1998 by and
                        between MSL and James N. Poor.
   10.7(1)              Second Amended and Restated Non-Qualified Option Plan.
   10.8(1)              Form of 2000 Equity Incentive Plan.
   10.9(1)              Form of 2000 Employee Stock Purchase Plan.
   10.10(1)             Form of Indemnification Agreement.
   10.11(1)             Office/Warehouse Lease dated as of April 14, 1997 by and
                        between Amberjack, Ltd. and Manufacturers' Services
                        Limited--Roseville, Inc.
   10.12(1)             Lease dated as of May 5, 1998 by and between International
                        Business Machines Corporation and Manufacturers' Services
                        Western U.S. Operations, Inc.
   10.13(1)+            Supply Agreement dated as of November 27, 1999 buy and
                        between MSL and 3Com Corporation.
   10.14(1)+            Outsourcing Agreement dated as of June 1, 1998 by and
                        between International Business Machines Corporation and
                        Manufacturers' Services Western US Operations, Inc.
   10.15+(1)            Manufacturing, Integration and Fulfillment Contract dated as of June 26, 1998 by and between International Business
                        Machines S.A. and Global Manufacturers' Services--Valencia
   10.16+(1)            Global Requirements Agreement No. MSL 183G dated as of
                        July 30, 1997 by and between MSL and Iomega Corporation.
   10.17+(1)            Supply Agreement dated as of November 27, 1999 by and
                        between MSL and Palm Computing, Inc.
   10.18+(1)            Manufacturing Services Agreement dated as of June 1, 1999 by and between Hewlett-Packard Singapore Pte Ltd. and
                        Manufacturers' Services Singapore Pte Ltd.
   10.19(1)             2000 Cash Incentive Compensation Plan.
   10.20(4)+            Supply Agreement dated as of September 30, 2000 between
                        Manufacturers' Services Salt Lake City Operations, Inc. and
                        3Com Corporation.
   10.21(4)+            Lease dated as of September 30, 2000 by and between 3Com
                        Corporation and Manufacturers' Services Salt Lake City
                        Operations, Inc.
   10.22(4)             2000 Non-employee Director Stock Option Plan, as amended
   10.23(4)             2000 Non-qualified Stock Option Plan
   10.24(4)             Second Amended and Restated Non-qualified Stock Option Plan, as amended
   10.25(4)             2000 Equity Incentive Plan, as amended
   10.26                Form of Change in Control Agreement for Kevin Melia, Robert
                        Donahue, Albert Notini, Rodolfo Archbold, James Poor and
                        Richard Gaynor
   10.27+               First Amendment to Supply Agreement between Manufacturers'
                        Services Salt Lake City Operations, Inc. and Palm, Inc.,
                        effective as of December 1, 2000.
   10.28                Amendment to Employment Letter dated as of September 27,
                        1995 between MSL and Rodolfo Archbold
   10.29+               First Amendment to Supply Agreement between Manufacturers
                        Services Salt Lake City Operations, Inc. and 3Com
                        Corporation, effective as of January 15, 2001
   21.1                 Subsidiaries of the Registrant
   23.1                 Consent of PricewaterhouseCoopers LLP

- ------------------------

+ Confidential treatment requested as to certain portions which portions have been filed separately with the Securities and Exchange Commission.

(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-96227), filed on February 4, 2000

(2) Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on October 11, 2000

(3) Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on December 5, 2000

(4) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2000

                        MANUFACTURERS' SERVICES LIMITED

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................    F-2
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................    F-3
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................    F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............    F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................    F-6
Notes to the Consolidated Financial Statements..............    F-7

Financial Statement Schedules

Report of Independent Accountants on Financial Statement
  Schedule..................................................    S-1
Schedule II--Valuation and Qualifying Accounts..............    S-2

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Manufacturers' Services Limited

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Manufacturers' Services Limited and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Boston, Massachusetts

February 5, 2001

                        MANUFACTURERS' SERVICES LIMITED
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 10,388   $ 24,182
  Accounts receivable, less allowance for doubtful accounts
    of $2,239 and $728 at December 31, 2000 and 1999,
    respectively............................................   359,978    131,301
  Inventories...............................................   363,485    125,164
  Prepaid expenses and other current assets.................    36,060     18,618
                                                              --------   --------
    Total current assets....................................   769,911    299,265
  Property and equipment, net...............................    93,649     62,814
  Goodwill and other intangibles............................    44,535     37,949
  Other assets..............................................    25,422     11,755
                                                              --------   --------
    Total assets............................................  $933,517   $411,783
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and capital lease
    obligations.............................................  $  7,737   $  5,414
  Accounts payable..........................................   474,579    164,261
  Accrued expenses and other current liabilities............    50,102     26,845
  Income taxes payable......................................     3,068      4,472
                                                              --------   --------
    Total current liabilities...............................   535,486    200,992
Long-term debt and capital lease obligations................   181,344    121,929
Other liabilities...........................................     1,239      1,037
                                                              --------   --------
    Total liabilities.......................................   718,069    323,958

Commitments and contingencies (Note 10)

Senior redeemable preferred stock, 2,000,000 shares
  authorized; 0 and 2,000,000 shares issued and outstanding
  at December 31, 2000 and 1999, respectively; redemption
  value of $25 per share....................................        --     39,204

Stockholders' equity:
  Preferred stock, $0.001 par value, 3,000,000 shares
    authorized; no shares issued and outstanding............        --         --
  Common stock, $0.001 par value; 150,000,000 shares
    authorized; 33,346,735 and 19,588,897 shares issued and
    outstanding at December 31, 2000 and 1999,
    respectively............................................        33         20
  Additional paid in capital................................   262,024     88,471
  Accumulated deficit.......................................   (34,396)   (30,361)
  Accumulated other comprehensive loss......................   (12,213)    (9,509)
                                                              --------   --------
    Total stockholders' equity..............................   215,448     48,621
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $933,517   $411,783
                                                              ========   ========

        See accompanying notes to the consolidated financial statements.

                        MANUFACTURERS' SERVICES LIMITED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Net sales.............................................  $ 1,758,101   $   920,722   $   837,993
Cost of goods sold....................................    1,660,311       865,489       792,734
                                                        -----------   -----------   -----------
Gross profit..........................................       97,790        55,233        45,259
Operating expenses:
  Selling, general and administrative.................       70,341        38,042        29,835
  Legal settlement....................................        6,000            --            --
  Restructuring and other asset writedowns............           --           780         6,729
                                                        -----------   -----------   -----------
                                                             76,341        38,822        36,564
                                                        -----------   -----------   -----------

Operating income......................................       21,449        16,411         8,695
Interest expense, net.................................      (17,729)       (8,081)      (10,161)
Foreign exchange gain (loss)..........................       (2,026)       (2,510)          721
Other income..........................................          140            --            --
                                                        -----------   -----------   -----------
Income (loss) before provision for income taxes and
  extraordinary loss..................................        1,834         5,820          (745)
Provision for income taxes............................        3,057         3,810         3,294
                                                        -----------   -----------   -----------
Income (loss) before extraordinary loss...............       (1,223)        2,010        (4,039)
Extraordinary loss....................................       (2,812)           --        (2,202)
                                                        -----------   -----------   -----------
Net income (loss).....................................  $    (4,035)  $     2,010   $    (6,241)
                                                        ===========   ===========   ===========
Net income (loss) applicable to common stock (Note
  16).................................................  $   (25,959)  $     1,201   $    (6,241)
                                                        ===========   ===========   ===========

Basic income (loss) per share:
  Income (loss) before extraordinary loss.............  $     (0.88)  $      0.06   $     (0.21)
  Extraordinary loss..................................  $     (0.11)  $        --   $     (0.12)
  Net income (loss)...................................  $     (0.98)  $      0.06   $     (0.33)
  Weighted average shares outstanding.................   26,410,876    19,384,277    18,745,786

Diluted income (loss) per share:
  Income (loss) before extraordinary loss.............  $     (0.88)  $      0.06   $     (0.21)
  Extraordinary loss..................................  $     (0.11)  $        --   $     (0.12)
  Net income (loss)...................................  $     (0.98)  $      0.06   $     (0.33)
  Weighted average shares outstanding.................   26,410,876    19,608,168    18,745,786

        See accompanying notes to the consolidated financial statements.

                        MANUFACTURERS' SERVICES LIMITED
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                      COMMON STOCK                                   ACCUMULATED
                                  --------------------   ADDITIONAL                     OTHER                           TOTAL
                                   NUMBER                 PAID IN     ACCUMULATED   COMPREHENSIVE   COMPREHENSIVE   STOCKHOLDERS'
                                  OF SHARES    AMOUNT     CAPITAL       DEFICIT     INCOME (LOSS)   INCOME (LOSS)      EQUITY
                                  ---------   --------   ----------   -----------   -------------   -------------   -------------
Balance at December 31, 1997....    18,624      $19       $ 74,416     $(26,130)      $ (6,208)                       $ 42,097
Net loss........................                                         (6,241)                        (6,241)         (6,241)
Translation adjustment..........                                                         2,279           2,279           2,279
                                                                                                       -------
Comprehensive income (loss).....                                                                       $(3,962)
                                                                                                       -------
Issuance of stock...............        71                     341                                                         341
Exercise of stock options.......        54                     217                                                         217
Purchase of shares..............       100                     481                                                         481
                                   -------      ---       --------     --------       --------                        --------
Balance at December 31, 1998....    18,849      $19       $ 75,455     $(32,371)      $ (3,929)                       $ 39,174
Net income......................                                          2,010                          2,010           2,010
Translation adjustment..........                                                        (5,580)         (5,580)         (5,580)
                                                                                                       -------
Comprehensive income (loss).....                                                                       $(3,570)
                                                                                                       -------
Issuance of stock...............        90                     430                                                         430
Exercise of stock options.......       559        1          2,236                                                       2,237
Purchase of shares..............        91                     436                                                         436
Dividends declared on preferred
  shares........................                              (671)                                                       (671)
Issuance of warrants............                            10,723                                                      10,723
Accretion of preferred stock....                              (138)                                                       (138)
                                   -------      ---       --------     --------       --------                        --------
Balance at December 31, 1999....    19,589      $20       $ 88,471     $(30,361)      $ (9,509)                       $ 48,621
Net loss........................                                         (4,035)                        (4,035)         (4,035)
Translation adjustment..........                                                        (2,704)         (2,704)         (2,704)
                                                                                                       -------
Comprehensive income (loss).....                                                                       $(6,739)
                                                                                                       -------
Issuance of stock for cash......    11,000       11        161,321                                                     161,332
Issuance of stock for
  acquisitions..................     2,024        2         26,592                                                      26,594
Exercise of stock options and
  warrants......................       487                   2,318                                                       2,318
Issuance of stock to
  employees.....................       213                   3,825                                                       3,825
Issuance of stock to founders...        34                     421                                                         421
Dividends declared on preferred
  shares........................                            (3,464)                                                     (3,464)
Accretion of preferred stock....                           (18,460)                                                    (18,460)
Stockholder contribution for
  legal settlement..............                             1,000                                                       1,000
                                   -------      ---       --------     --------       --------                        --------
Balance at December 31, 2000....    33,347      $33       $262,024     $(34,396)      $(12,213)                       $215,448
                                   =======      ===       ========     ========       ========                        ========

        See accompanying notes to the consolidated financial statements.

                        MANUFACTURERS' SERVICES LIMITED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
CASH FLOWS RELATING TO OPERATING ACTIVITIES:
  Net income (loss).........................................  $  (4,035)  $  2,010   $(6,241)
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation and amortization...........................     29,298     14,433    10,933
    Amortization of capitalized finance fees................      1,089        777     1,800
    Write off of capitalized bank fees......................      2,812         --     2,202
    Additions to allowance for doubtful accounts............      1,718        339       319
    Issuance of shares to founders..........................         --        422       341
    Non cash charge for stock and option issuances..........      5,229         40        --
    Foreign exchange (gain) loss............................        455      2,249      (485)
    Deferred taxes..........................................        755        370     1,196
    Writedowns and loss on disposal of fixed assets.........         --      1,854     1,302
    Litigation settled by shareholder.......................      1,000         --        --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................   (227,242)   (16,094)   (3,282)
    Inventories.............................................   (197,383)   (42,591)    5,284
    Prepaid expenses and other assets.......................    (17,031)   (13,910)   (1,447)
    Accounts payable........................................    288,150     20,122    26,700
    Accrued expenses and other liabilities..................     16,248      4,858     2,448
                                                              ---------   --------   -------
Net cash provided by (used in) operating activities.........    (98,937)   (25,121)   41,070
                                                              ---------   --------   -------
CASH FLOWS RELATING TO INVESTING ACTIVITIES:
  Acquisition of businesses, net of cash acquired...........     (3,763)    (1,844)       --
  Intangible assets acquired................................     (5,972)   (35,287)       --
  Proceeds from sale of fixed assets........................      7,352        406       785
  Purchases of property and equipment.......................    (43,530)   (39,094)   (2,774)
  Cost of internal use software.............................    (11,558)    (5,956)   (2,494)
                                                              ---------   --------   -------
Net cash used in investing activities.......................    (57,471)   (81,775)   (4,483)
                                                              ---------   --------   -------
CASH FLOWS RELATING TO FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................    110,000         --    50,000
  Net proceeds from new revolving line of credit............     22,700     64,600     3,500
  Repayment of old revolving line of credit.................         --         --   (22,000)
  Repayments of long-term debt and capital lease
    obligations.............................................    (82,958)    (6,268)  (52,599)
  Debt issuance costs.......................................     (7,892)      (894)   (3,104)
  Proceeds from exercise of stock options...................      2,051      2,237       217
  Proceeds from issuance of common stock, net of issuance
    costs...................................................    161,332        436       481
  Proceeds from issuance of preferred stock and warrants,
    net of issuance costs...................................         --     49,118        --
  Retirement of preferred stock.............................    (57,000)        --        --
  Preferred dividends paid..................................     (4,135)        --        --
                                                              ---------   --------   -------
Net cash provided by (used in) financing activities.........    144,098    109,229   (23,505)
                                                              ---------   --------   -------
Effect of foreign exchange rate changes on cash.............     (1,484)    (2,120)    1,374
                                                              ---------   --------   -------
Net increase (decrease) in cash.............................    (13,794)       213    14,456
Cash and cash equivalents at beginning of year..............     24,182     23,969     9,513
                                                              ---------   --------   -------
Cash and cash equivalents at end of year....................  $  10,388   $ 24,182   $23,969
                                                              =========   ========   =======
SUPPLEMENTAL CASH FLOW DATA:
  Interest paid.............................................  $  16,574   $  8,140   $ 8,417
  Taxes paid................................................  $   3,269   $  1,342   $ 1,826
  Assets acquired under capital leases......................  $  11,706   $  2,861   $ 2,578
  Assets acquired through issuance of common stock..........  $  26,594   $    430   $    --

        See accompanying notes to the consolidated financial statements.

                        MANUFACTURERS' SERVICES LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

1.  DESCRIPTION OF OPERATIONS

    Manufacturers' Services Limited (the "Company" or "MSL") is a leading global provider of advanced electronics manufacturing services ("EMS") to original equipment manufacturers ("OEMs"). The Company has developed relationships with leading OEMs in rapidly growing industries such as computer systems and peripherals, wired and wireless communications, networking equipment, consumer electronics, industrial equipment and commercial avionics. The Company provides OEMs with a range of services including engineering and design, new product introduction, material procurement and management, printed circuit board assembly, product assembly and system integration, testing, logistics and distribution, and after-market support. The Company has established a network of manufacturing facilities in the world's major electronics markets, including North America, Europe and Asia. The Company operates in one business segment, electronics design and manufacturing services, and is managed geographically.

    The Company consummated an initial public offering (the "Offering") of 11,000,000 shares of its Common Stock at a price of $16 per share during the second quarter of 2000. The Offering closed on June 28, 2000. Proceeds of the Offering, net of underwriting discounts and costs of the Offering, were $161,332. The Company used the net proceeds of the Offering to redeem its senior redeemable preferred stock, to repay a portion of its term loans, to repay a portion of its outstanding revolver, and to fund an acquisition (Note 9).

    At December 31, 1999, the Company had preferred stock outstanding of $39,204. All outstanding shares of preferred stock were retired on June 28, 2000 with proceeds from the Offering in the amount of $58,951. This amount included the remaining accretion on the preferred stock of $10,744, a call premium of $7,000 and accrued dividends of $1,951. These amounts have been deducted from net income available to common stockholders for purposes of the earnings per share calculation for the year ended December 31, 2000.

    Upon completion of the Offering, the Company repaid a $50,000 term loan, which had an outstanding balance of $49,125. In addition, the Company also paid down the balance in its revolving credit facility by $50,286. In connection with the repayment of the term loan, an extraordinary loss of $627 was recognized in June 2000 related to the write-off of deferred financing costs on the term loan. There was no tax effect on this extraordinary item as the Company's United States operations are in a tax loss position with a full valuation allowance against net operating losses and other deferred tax assets.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions.

    CASH EQUIVALENTS

    The Company considers all highly liquid financial instruments purchased with a remaining maturity of three months or less to be cash equivalents.

                        MANUFACTURERS' SERVICES LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

    INVENTORIES

    Inventories are stated at the lower of cost or market with cost being determined on the FIFO basis.

    INCOME TAXES

    Income taxes for financial reporting purposes are recorded in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the Company's assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance.

    U.S. income taxes have not been provided on a portion of undistributed earnings of foreign subsidiaries as such earnings are expected to be permanently reinvested. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on foreign undistributed earnings that are intended to be permanently reinvested.

    PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is computed based on the estimated useful lives of the respective assets, using the straight-line method. Estimated useful lives are as follows:

Machinery and equipment.....................................  1 to 10 years
Land improvements...........................................  5 to 15 years
Building improvements.......................................  5 to 15 years
Buildings...................................................       45 years

    Repair and maintenance costs are expensed as incurred.

    OTHER ASSETS

    Debt issuance costs associated with the Company's credit agreements are capitalized and amortized on a straight-line basis over the life of the agreement. Amortization of these assets is included in interest expense. Straight line amortization is not considered to be materially different from amortization under the interest method.

    The Company capitalizes the cost of software obtained or developed for internal use in accordance with Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." In compliance with SOP 98-1, the Company expenses costs incurred in the preliminary project stage and capitalizes costs incurred to develop or obtain internal use software. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of three to five years and include direct materials, external consultant costs and payroll and payroll related costs for employees incurred in developing the internal use software.

                        MANUFACTURERS' SERVICES LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

    OTHER INTANGIBLE ASSETS

    The Company has acquired certain intangible assets in connection with asset acquisitions (see Note 9). Other intangible assets are comprised of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Customer relationships....................................  $39,804    $32,784
Workforce in place........................................    1,717      1,155
Purchased software........................................    1,366      1,348
Other.....................................................      568         --
                                                            -------    -------
                                                             43,455     35,287
Less accumulated amortization.............................   (6,940)      (497)
                                                            -------    -------
                                                            $36,515    $34,790
                                                            =======    =======

    These assets are being amortized on a straight-line basis over their estimated useful lives, ranging from four to six years. Amortization of other intangibles during the years ended December 31, 2000 and 1999 was $6,443 and $497 respectively.

    GOODWILL

    The excess of cost over fair value of the net assets of businesses acquired is amortized on a straight-line basis over periods ranging from five to ten years. Goodwill amortization during the years ended December 31, 2000, 1999 and 1998 was $921, $575 and $397, respectively. Accumulated amortization as of December 31, 2000, 1999 and 1998 was $4,426, $3,505 and $2,930, respectively.

    IMPAIRMENT OF ASSETS

    The Company evaluates long-lived assets and intangibles whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposal are less than its carrying amount. In such instances, the carrying value of long-lived assets is reduced to the estimated fair value as determined using an appraisal or discounted cash flow, as appropriate.

    FOREIGN CURRENCY CONTRACTS

    The Company has from time to time entered into forward foreign exchange and option contracts to manage risk associated with firm commitments and existing transactions. The Company does not engage in currency speculation. These financial instruments are designed to minimize exposure and reduce risk from exchange rate fluctuations in the regular course of business. These contracts have maturities which do not exceed six months. Realized and unrealized gains and losses arising from forward currency contracts are recognized in income as offsets to the gains and losses resulting from the underlying transactions. The table below summarizes the notional amounts and fair values of the

                        MANUFACTURERS' SERVICES LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

Company's foreign exchange contracts as of December 31, 2000 which have been entered into by the Company's Spanish subsidiary:

CURRENCY                                      NOTIONAL AMOUNT BUY (SELL)   FAIR VALUE
- --------                                      --------------------------   ----------
US Dollar...................................            $(5,746)             $   166
US Dollar...................................            $54,996              $(3,716)

    The fair values of the Company's forward foreign exchange contracts are the estimated amounts the Company would receive or pay to terminate the agreements based on quoted market prices obtained from brokers.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging, requiring recognition of all derivatives as either assets or liabilities in the statement of financial position measured at fair value, as well as identifying the conditions for which a derivative may be specifically designated as a hedge. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of SFAS
No. 133," deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000, which is fiscal year 2001 for MSL. The Company does not believe adoption of SFAS No. 133 will have a material impact on its financial condition and results of operations.

    REVENUE RECOGNITION

    The Company recognizes revenue upon shipment of the product, which is the point at which both title and risk of ownership pass to the customer. The Company's manufacturing contracts contain customer acceptance clauses. However, the Company does not consider these clauses to be substantive because it can and does replicate the customer acceptance test environment and perform the agreed upon product testing prior to shipment. Service revenues are recognized as such services are rendered.

    In addition, certain of the Company's contracts contain guaranteed minimum purchase commitments over the life of the contracts. Such contracts require the customer to either purchase contractual minimum quantities or pay the Company for amounts in deficit of the minimum purchase commitment. These contracts also contain quarterly sales price decreases. Therefore, in such instances the Company recognizes revenue ratably over the term of the contract.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). SAB 101 sets forth guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The adoption of SAB 101 in the fourth quarter of 2000 did not have a significant impact on the Company's financial condition and results of operations.

    RESEARCH AND DEVELOPMENT

    Research and development costs related to the Company's manufacturing processes are expensed currently. Costs related to manufacturing design services provided to customers are charged to cost of goods sold as services are rendered. Total expenditures on research and development for the years ended December 31, 2000, 1999 and 1998 were $6,267, $3,200 and $2,500, respectively.

                        MANUFACTURERS' SERVICES LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

    FOREIGN CURRENCY

    Monetary assets and liabilities of foreign subsidiaries with the US dollar as the functional currency are remeasured at year-end exchange rates and non-monetary assets and liabilities are remeasured at historical rates. Foreign subsidiaries with functional currencies other than the US dollar translate assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates; and stockholders' equity at historical rates. The effects of these translation adjustments are reported as accumulated other comprehensive income or loss in stockholders' equity. Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in income.

    COMPREHENSIVE INCOME (LOSS)

    The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which defines comprehensive income as changes in equity of an enterprise except those resulting from shareholder transactions. The amounts shown on the consolidated statements of stockholders' equity related to translation adjustments for certain foreign operations. During fiscal 2000, the Company held marketable securities classified as available-for-sale securities, and unrealized gains and losses on the marketable securities were recorded in other comprehensive income during the year. The Company sold the marketable securities during 2000, and reclassified the unrealized gain on marketable securities from other comprehensive income to a realized gain of $140, reported in other income in the consolidated statement of operations.

    EARNINGS (LOSS) PER SHARE

    In accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share," ("SFAS 128"), the Company presents basic and diluted earnings (loss) per share ("EPS") amounts. Basic EPS is calculated based on net earnings (loss) available to common stockholders and the weighted average number of shares outstanding during the reported period. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period.

    CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially expose the Company to concentrations of credit risk include foreign exchange contracts and accounts receivable.

    The exposure to credit risk from foreign exchange contracts is minimized since they are held with major financial institutions and because the impact of movements in currency exchange rates on such contracts offsets the related impact of such movements on recorded transactions and balances.

    Potential concentrations of credit risk in the Company's trade accounts receivable are substantially mitigated by the Company's credit evaluation process, reasonably short collection terms and geographical dispersion of sales transactions. Collateral is generally not required by the Company. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

                        MANUFACTURERS' SERVICES LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of trade receivables, other current assets, accounts payable, and accrued expenses and other current liabilities approximate their fair value due to their current nature.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

    SEGMENT REPORTING

    The Company has adopted Statement of Financial Accounting Standards
No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires financial and descriptive information about an enterprise's reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in one business segment, electronics design and manufacturing services. The Company is managed geographically and each geographic region has its own president and support staff.

    RECLASSIFICATIONS

    Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

    FOURTH QUARTER CHARGES

    During the fourth quarter of 2000, the Company recorded charges of $4,050 in connection with physical inventories taken at the Company's operating facilities.

3.  INVENTORIES

    Inventories are comprised of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Raw materials and purchased inventory...................  $310,175   $ 91,944
Work-in-process.........................................    48,162     29,623
Finished goods..........................................     5,148      3,597
                                                          --------   --------
                                                          $363,485   $125,164
                                                          ========   ========

                        MANUFACTURERS' SERVICES LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

4.  PREPAID AND OTHER CURRENT ASSETS

    Prepaid and other current assets are comprised of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Non-trade receivables...................................  $ 15,409   $  8,954
Value added and other miscellaneous tax receivables.....     9,244      3,701
Other...................................................    11,407      5,963
                                                          --------   --------
                                                          $ 36,060   $ 18,618
                                                          ========   ========

5.  PROPERTY AND EQUIPMENT

    Property and equipment are comprised of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Land, buildings and leasehold improvements..............  $ 24,504   $ 19,608
Machinery, equipment, computer equipment, furniture and
  fixtures..............................................   116,649     73,742
                                                          --------   --------
                                                           141,153     93,350
Less accumulated depreciation...........................   (47,504)   (30,536)
                                                          --------   --------
                                                          $ 93,649   $ 62,814
                                                          ========   ========

    Depreciation expense totaled $18,583, $11,686 and $10,686 for the years ended December 31, 2000, 1999 and 1998, respectively. Gross value of equipment under capital leases, primarily machinery and equipment, was $20,073 and $8,673 and the related accumulated depreciation on those assets totaled $7,708 and $5,252 at December 31, 2000 and 1999, respectively.

6.  OTHER ASSETS

    Other assets are comprised of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Debt issuance costs.....................................  $  6,525   $  2,800
Internal use software costs, net........................    16,539      8,332
Other...................................................     2,358        623
                                                          --------   --------
                                                          $ 25,422   $ 11,755
                                                          ========   ========

    Amortization of debt issuance costs for the periods ended December 31, 2000, 1999 and 1998 was $1,089, $777 and $1,800, respectively. In 2000 and 1998, the
Company wrote off debt issuance costs of $2,812 and $2,202, respectively, related to certain changes in the Company's credit facilities (see Note 8).

                        MANUFACTURERS' SERVICES LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

    The gross cost of internal use software at December 31, 2000 and 1999 was $22,781 and $11,223, respectively. Amortization of internal use software costs for the periods ended December 31, 2000, 1999 and 1998 was $3,351, $1,675 and $694, respectively.

7.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other current liabilities are comprised of the following:

                                                              DECEMBER 31
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Payroll and other employee costs........................  $ 23,327   $ 12,363
Value added tax and withholding tax payable.............     3,976      3,054
Deferred revenue........................................    12,749      2,220
Other...................................................    10,050      9,208
                                                          --------   --------
                                                          $ 50,102   $ 26,845
                                                          ========   ========

8.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    Long-term debt and capital lease obligations are comprised of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Revolving Facility......................................  $ 90,800   $ 68,100
Term Loans..............................................    84,788     49,375
Other...................................................     1,405      2,406
Obligations under capital leases........................    12,088      7,462
                                                          --------   --------
                                                           189,081    127,343
Less: Current portion...................................     7,737      5,414
                                                          --------   --------
                                                          $181,344   $121,929
                                                          ========   ========

    CREDIT AGREEMENT

    On August 21, 1998, the Company and one of its Dutch finance subsidiaries (MSL Overseas Finance B.V., herein "Overseas") entered into a six-year credit agreement (the "Credit Agreement") with a consortium of banks, including an affiliate of a significant stockholder. The Credit Agreement contained two facilities: a $50,000 bank term loan facility and a $75,000 revolving credit facility. In 1998, the Company wrote off $2,202 of unamortized debt issuance costs in conjunction with the cancellation of a prior facility that was replaced with the Credit Agreement.

    In November 1999, the Company entered into an amendment to the Credit Agreement. The amendment served to modify the Company's borrowing base on the revolving credit facility and to modify the spread used in calculating interest on the outstanding borrowings. In 1999, the Company incurred $894 of debt issuance costs in association with the closing of the amendment.

    During the quarter ended April 2, 2000, the Company amended the Credit Agreement to increase its borrowings with an additional term loan of $25,000. These additional borrowings are subject to the same terms and conditions including debt covenants and interest rate arrangements as the prior borrowings under the facility. The Company capitalized $540 of debt issuance costs incurred in connection with the closing of this amendment.

                        MANUFACTURERS' SERVICES LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

    In August 2000, the Company replaced the Credit Agreement with a $175,000 revolving credit facility (the "2000 Credit Agreement"). The 2000 Credit Agreement has a final maturity of August 17, 2003 and is secured by substantially all domestic assets and a pledge of 66% of the shares of foreign subsidiaries. Restrictive covenants for the 2000 Credit Agreement include restrictions on leverage ratios as well as covenants requiring minimum working capital, net worth and fixed charge coverage ratios. In September 2000, the Company entered into an amendment of the 2000 Credit Agreement increasing borrowings through an $85,000 term loan. The amendment also establishes a monthly borrowing base that utilizes receivables and inventory as the borrowing base calculation. There are regular quarterly payments on the term loan of $213 through the quarter ended September 30, 2003, with the remaining balance to be paid through quarterly payments of $6,375 through the quarter ended
September 30, 2004 and quarterly payments of $14,238 thereafter through the quarter ended September 30, 2005.

    In connection with the replacement of the previous credit facility, an extraordinary loss of $2,185, net of a $266 tax benefit, was recorded. This extraordinary loss related to the write-off of deferred financing costs. The tax benefit on this extraordinary item related to a portion of the loss attributable to the Company's Spanish operations. There was no tax benefit on the remainder of the loss as the loss was attributed to the Company's United States operations which are in a tax loss position with a full valuation allowance against net operating losses and other deferred tax assets. The Company capitalized $7,352 of debt issuance costs incurred in connection with the closing of the 2000 Credit Agreement and the amendment for the term loan.

    The cost of borrowings under the term loan under the 2000 Credit Agreement is the applicable spread plus the underlying cost of funds option (base rate or LIBOR). The spread on the base rate loans is between 2.5% to 2.75% and the spread on the LIBOR loans is between 3.5% to 3.75%. All interest is payable in arrears quarterly. At December 31, 2000, the interest rate on the term loan was 10.64%.

    Borrowings under the revolving facility are limited to, (a) the sum of
(1) 85% of all eligible accounts receivable of the Company and its domestic subsidiaries, (2) 45% of all eligible inventory of the Company and its domestic subsidiaries and (3) the lesser of (A) (i) the sum of 40% of all eligible accounts receivable of the Company's foreign subsidiaries and (ii) 15% of all eligible inventory of the Company's foreign subsidiaries and (B) $50,000 minus
(b) the outstanding principal amount of the term loan. The revolving facility provides for a commitment fee of between 0.50% and 0.75% on the unused portion of the revolving facility, payable in arrears quarterly. On December 31, 2000, the Company had unused borrowing capacity of $84,200 under the revolving facility.

    The cost of borrowings under the revolving facility is the applicable spread plus the underlying cost of funds option (either the base rate or LIBOR). The spread on the base rate loans varies between 0.75% and 1.75%, based on the Company's consolidated leverage ratio and corporate credit rating. The spread on the LIBOR loans is between 1.75% and 2.75%, based on the Company's consolidated leverage ratio and corporate credit rating. All interest is payable in arrears quarterly. At December 31, 2000, the interest rates on borrowings under the revolving facility were between 9.0625% and 11.25%.

    Up to $10,000 of the revolving facility is available to MSL in the form of either financial or performance standby letters of credit. Outstanding letters of credit are subject to a one-time issuance fee and to an amount, payable quarterly, calculated on the available amount to be drawn. The Company had no letters of credit outstanding at December 31, 2000.

                        MANUFACTURERS' SERVICES LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

    Principal due on long-term debt for each of the years following December 31, 2000 is as follows:

2001........................................................  $  2,533
2002........................................................     1,422
2003........................................................    96,963
2004........................................................    33,363
2005........................................................    42,712
                                                              --------
                                                              $176,993
                                                              ========

    CAPITAL LEASES

    The Company leases certain equipment under capital lease arrangements. Future minimum lease payments under capitalized leases for each of the years following December 31, 2000 are as follows:

2001........................................................  $ 5,485
2002........................................................    4,823
2003........................................................    2,031
2004........................................................      466
2005........................................................      160
                                                              -------
Future minimum payments.....................................   12,965
Less amounts representing interest..........................      877
                                                              -------
Present value of future minimum lease payments (including
  current portion of $5,204)................................  $12,088
                                                              =======

9.  ACQUISITIONS

    BUSINESS ACQUISITIONS

    In June 2000, the Company acquired the assets of Qualitronics, Inc., a privately held company located in Massachusetts, which provides electronics prototype and manufacturing services, for a purchase price of $11,530. The purchase price consisted of cash of $3,970 and 472,479 shares of the Company's Common Stock. With respect to the cash component of the acquisition, $2,970 was paid in June 2000, and the remaining balance of $1,000 was paid during the third quarter of 2000.

    In June 1999, MSL acquired the assets of Ronlin Design Co., Inc., a privately held company located in Massachusetts, which provides electronics design services, for a total purchase price of $1,596. The purchase price consisted of cash of $1,416 and 37,500 shares of the Company's Common Stock.

    In April 1999, MSL acquired the assets of Electronics Systems
Packaging, Inc., a privately held company located in Massachusetts, which provides electronics design services, for a purchase price of $2,850. The purchase price consisted of cash of $2,600 and 52,000 shares of the Company's Common Stock.

    With respect to the cash component of the acquisitions in 1999, $2,100 was paid on the dates of the transactions, with the remaining balances of $1,916 to be paid in future installments.

                        MANUFACTURERS' SERVICES LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

    These acquisitions have been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition.

    ASSET ACQUISITIONS

    In September 2000, the Company acquired certain assets from 3Com used in the production of carrier equipment and modems for total consideration of $79,127. The purchase price consisted of cash of $60,092 and 1,551,220 shares of the Company's Common Stock. These assets consisted of inventory, fixed assets and certain intangible assets, consisting primarily of customer relationships and workforce in place. The transaction was accounted for as a purchase of assets, and the purchase price was allocated to the assets acquired based on the relative fair values of the tangible and intangible assets at the date of acquisition. The allocation is based on values of the long-lived tangible and intangible assets at the date of the acquisition, as follows:

Fixed assets................................................  $ 3,447
Inventory...................................................   68,000
Intangible assets...........................................    7,680
                                                              -------
                                                              $79,127
                                                              =======

    Additionally, the Company purchased $20,401 of additional inventory from 3Com subsequent to the asset acquisition.

    Under the terms of the related supply agreement, the Company will provide manufacturing, distribution and repair services related to the production of 3Com's carrier and modem products for an initial term of two years. The Company will lease a manufacturing facility from 3Com in connection with providing these services.

    In November 1999, the Company acquired certain assets from 3Com Corporation used in the production of Palm handheld computing devices and modems and network interface cards for total consideration of $80,405, including approximately $776 of assumed liabilities. The purchase price includes an adjustment of $925 to long-lived assets acquired upon the Company's finalization of the purchase price allocation in the first quarter of 2000. These assets consisted primarily of a manufacturing facility, other fixed assets, inventory and certain intangible assets, consisting primarily of customer relationships, workforce in place and purchased software. The transaction was accounted for as a purchase of assets, and the purchase price was allocated to the assets acquired based on the relative fair values of the tangible and intangible assets at the date of acquisition, as follows:

Land and buildings..........................................  $16,739
Other fixed assets..........................................   15,233
Inventory...................................................   12,658
Intangible assets...........................................   35,775
                                                              -------
                                                              $80,405
                                                              =======

    Under the terms of related supply agreements with 3Com and Palm, Inc, formerly a subsidiary of 3Com, the Company will provide a full range of manufacturing services related to the production of Palm handheld computing devices and modems and network interface cards.

                        MANUFACTURERS' SERVICES LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

    In June 1998, the Company entered into a three-year outsourcing agreement to perform and manage certain manufacturing, fulfillment, integration and other services for IBM. As part of this agreement, MSL purchased certain machinery and equipment at its estimated fair value of $125 and leased a manufacturing facility from IBM. In addition, MSL purchased certain inventory at its estimated fair value of $30,000.

10. COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES

    The Company leases certain facilities and equipment under operating leases extending until the year 2017. Future minimum commitments under these leases for each of the years following December 31, 2000 are summarized as follows:

2001........................................................  $19,107
2002........................................................   16,201
2003........................................................   12,032
2004........................................................    5,700
2005........................................................    5,160
Thereafter..................................................   23,519
                                                              -------
Future minimum payments.....................................  $81,719
                                                              =======

    Total rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $13,276, $8,109 and $7,743 respectively.

    LITIGATION

    In 1998, Lockheed Martin Corporation ("LM") filed a complaint against the Company and certain principal stockholders. The complaint alleged that the Company failed to complete the acquisition of one of LM's subsidiaries under a purchase agreement signed in 1997. The complaint alleged unspecified damages.

    In April 2000, the Company and LM agreed to terms on a settlement, whereby the Company paid LM $5,000. In addition, the Company's major shareholder agreed to provide services to LM with a fair market value of $1,000. The Company recorded a $6,000 charge with a corresponding $5,000 liability and a $1,000 capital contribution in the first quarter of 2000. The $5,000 due LM was paid by the Company during the nine months ended October 1, 2000.

    In addition, the Company is from time to time subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company's financial position or its results of operations.

    ACCOUNTS RECEIVABLE

    The Company had outstanding receivables with a customer totalling $6,900 which were disputed by that customer in 2000. The dispute involved inventory that was purchased by the Company at a premium in order to meet the customers' increase in forecast demand. The Company resolved this issue with the customer under an agreement in which the customer paid the Company one-half of the outstanding receivables in October 2000, and agreed to pay the remaining outstanding receivables

                        MANUFACTURERS' SERVICES LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

under an established payment plan. No reserve has been provided for the remaining receivables due as of December 31, 2000 as management believes the receivable is valid and the total amount will ultimately be collected.

    As of December 31, 2000, the Company had $785 of outstanding receivables with a customer experiencing severe financial difficulty. Additionally, the Company held $2,067 in inventory purchased specifically for this customer, some of which can not be readily used in products manufactured for other customers or sold in the open market. The Company has evaluated the risk of not fully recovering the assets related to this customer. As of December 31, 2000, the Company has a reserve of approximately $2,300 based on management's best estimate of the realizability of these assets in light of all information currently available.

    DEFERRED REVENUE

    In June 2000, the Company received a payment of $14,592 in connection with a supply agreement with a customer. The agreement includes a provision whereby the Company will either retain or repay a portion of this amount each quarter, through the fourth quarter of 2001, dependent upon sales levels achieved in each quarter. At December 31, 2000, the remaining deferred revenue balance of $9,345 was included in accrued expenses. The deferred revenue will either be recognized in income or repaid to the customer based on actual sales volumes each quarter. During fiscal 2000, $5,247 was repaid to the customer based on sales levels achieved. The Company currently expects the amounts to continue to be repaid based on the customer's expected sales levels.

11. INCOME TAXES

    Worldwide income (loss) before income taxes consisted of the following:

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      2000       1999       1998
                                                    --------   --------   --------
Domestic..........................................  $(8,831)   $(5,368)   $(2,478)
Foreign...........................................   10,665     11,188      1,733
                                                    -------    -------    -------
                                                    $ 1,834    $ 5,820    $  (745)
                                                    =======    =======    =======

    The components of income tax expense are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                       2000       1999       1998
                                                     --------   --------   --------
Current:
  Federal..........................................   $   --    $    --     $   --
  State............................................      322        150         --
  Foreign..........................................    2,046      3,487      1,960
                                                      ------    -------     ------
                                                       2,368      3,637      1,960

Deferred:
  Federal..........................................       --         --         --
  State............................................       --         --         --
  Foreign..........................................      689        173      1,334
                                                      ------    -------     ------
                                                         689        173      1,334
                                                      ------    -------     ------
                                                      $3,057    $ 3,810     $3,294
                                                      ======    =======     ======

                        MANUFACTURERS' SERVICES LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

    The overall effective income tax rate differs from the expected federal U.S. income tax rate as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                       2000       1999       1998
                                                     --------   --------   --------
Income tax (benefit) expense at expected rate of
  34%..............................................   $  624    $ 1,979     $ (253)
Change in valuation allowance......................      (42)     1,482        978
Foreign tax credits................................       --     (1,668)      (192)
Deemed remittance of foreign earnings..............       --      1,526         --
Rate change in Singapore...........................    1,296         --         --
Forgiveness of accrued interest on intercompany
  debt.............................................    2,261         --         --
Income of foreign subsidiaries taxed at different
  rates............................................     (623)       (97)     1,997
Other..............................................     (459)       588        764
                                                      ------    -------     ------
Income tax expense.................................   $3,057    $ 3,810     $3,294
                                                      ======    =======     ======

    The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are as follows:

                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Deferred tax assets:
  Accruals, allowances and reserves.......................  $ 7,190    $ 7,904
  NOL carryforwards.......................................   11,358     10,894
  Plant and equipment.....................................    1,717        942
  Foreign tax credits.....................................    3,431      3,431
  Other...................................................       --         73
                                                            -------    -------
Total deferred tax assets.................................   23,696     23,244
                                                            -------    -------
Deferred tax liabilities:
  Plant and equipment.....................................   (1,087)    (1,977)
  Amortization of goodwill and other intangibles..........   (1,139)        --
  Other...................................................     (124)       (93)
                                                            -------    -------
Total deferred tax liabilities............................   (2,350)    (2,070)
                                                            -------    -------
Deferred tax valuation allowance..........................  (21,030)   (19,985)
                                                            -------    -------
Net deferred tax assets...................................  $   316    $ 1,189
                                                            =======    =======

    At December 31, 2000, net deferred tax assets of $612 and $81 were included in prepaid and other current assets, and other assets, respectively, and $377 of net deferred tax liabilities were included in accrued expenses and other current liabilities. At December 31, 1999, $1,068 and $121 of net deferred tax assets were included in prepaid expenses and other current assets and other assets, respectively. Management believes that it is more likely than not that it will generate taxable income in certain jurisdictions sufficient to realize a portion of the tax benefit associated with the future deductible temporary differences identified above. This belief is based upon a review of all available evidence, including historical operating results and projections of future taxable income. The valuation allowance relates primarily to net deferred tax assets generated in the United States and Ireland as more fully disclosed below.

                        MANUFACTURERS' SERVICES LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

    The Company's provision for income taxes results from the mix of profits and losses experienced across the jurisdictions in which it operates. Losses in the United States and Ireland provide no income tax benefit while profits in Spain and Singapore require tax provisions. At December 31, 2000, the Company had gross operating loss carryforwards of $23,483 for federal and state income tax purposes and $18,545 for foreign tax purposes. The federal and state carryforwards expire between 2011 and 2018. The foreign carryforwards do not expire. A change in ownership of the Company may reduce the amount of operating loss carryforwards the Company is able to utilize. The Company also has foreign tax credit carryovers of $3,431 which expire between 2002 and 2004.

    The Company has not provided for U.S. federal and foreign withholding taxes on approximately $36,321 of its foreign subsidiaries' undistributed earnings as of December 31, 2000 because such earnings are intended to be permanently reinvested.

12. SENIOR REDEEMABLE PREFERRED STOCK

    In conjunction with the 1999 asset acquisition from 3Com (see Note 9), the Company issued 2,000,000 shares of preferred stock with a par value of $0.001 per share and warrants to purchase Common Stock (see Note 14). The total consideration received of $49,118, net of issuance costs incurred of $882, was allocated to the preferred stock and the warrants based on their fair values, as determined by the Company based on its consideration of various factors including appraisals, market comparables and the use of generally accepted valuation models, of $38,395 and $10,723, respectively. The discount on the preferred stock of $11,605 was being accreted, using the interest method, through the mandatory redemption date and recorded as a charge against additional paid in capital. In June 2000, the Company retired all outstanding shares of preferred stock with proceeds from its initial public offering. The remaining discount, as well as the call premium, on the preferred stock was accreted in connection with this retirement. Total accretion recorded against additional paid in capital in the years ended December 31, 2000 and 1999, was $18,460 and $138, respectively. These amounts, as well as dividends on preferred stock for the years ended December 31, 2000 and 1999 of $3,434 and $671, respectively, have been deducted from net income available to common stockholders for purposes of the earnings per share calculations.

13. COMMON STOCK

    On April 27, 2000, the Company's Board of Directors declared a four-for-one reverse stock split of the Company's Common Stock. This reverse stock split was effective May 2, 2000. All earnings per common share amounts, references to common stock and stockholders' equity amounts have been restated as if the reverse stock split had occurred as of the earliest period presented.

    In the quarter ended April 2, 2000, the Board of Directors approved a grant of 200,000 shares of Common Stock to the Company's Chief Executive Officer, and a grant of 12,500 shares of Common Stock to senior management of the Company. In connection with these grants, the Company recorded a one time non-cash charge of $3,825, based upon the number of shares awarded and the fair value of $18 per share, as determined by the Company at the time of the grant.

    In 1998, the Company issued an aggregate of 71,000 shares of Common Stock to three founders of the Company in connection with their shareholder agreements. In 1999 the Company was obligated to issue an additional 34,341 shares of Common Stock to the three founders of the Company. These shares were issued in fiscal 2000. A non-cash charge of $422 and $341 was recorded in selling, general and administrative expenses related to the above shares, representing the fair value of $12.28 and $4.80 per share at the time of the obligation to issue shares, in 1999 and 1998, respectively. At December 31, 1999, $422 has been included in accrued expenses related to the shares issued in 2000.

                        MANUFACTURERS' SERVICES LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

14. WARRANTS

    The Company issued warrants to purchase 1,160,542 shares of Common Stock in conjunction with the issuance of the senior redeemable preferred stock (see
Note 12). The warrants, which had an exercise price of $4.80 per share, were issued in two tranches. The first tranche was comprised of warrants, which were immediately exercisable, to purchase 222,730 shares of Common Stock. The second tranche was comprised of warrants, which were held in escrow, to purchase 937,812 shares of Common Stock. The second tranche of warrants would be released from escrow on November 26, 2000 if the preferred stock remained outstanding at that date. The second tranche of warrants was cancelled upon the retirement of all outstanding shares of senior redeemable preferred stock in June 2000.

    In conjunction with a prior credit agreement entered into in August 1995, the Company issued a stock purchase warrant to a lending bank entitling the holder to purchase shares of the Company's Common Stock. The warrant was exercisable at any time, had no expiration date and, using a generally accepted valuation model, was determined to have an insignificant value at its time of issuance. The number of shares that could be acquired at an exercise price of $4.00 per share was 128,008. The warrant was exercised during 2000 to purchase 107,241 shares of the Company's Common Stock under a cashless exercise provision of the warrant agreement.

15. OPTION PLAN

    Effective December 4, 1996, the Board of Directors adopted a non-qualified stock option plan (the "Plan"). Under the terms of the Plan, the Board of Directors, or its designee, has the ability to grant two types of options ("Share Value" and "Ordinary") to employees of the Company to purchase the Company's Common Stock at an exercise price determined by the Board of Directors or its designee at the date of grant. The Company has reserved 312,500 common shares for issuance of Share Value options and 2,687,500 common shares for issuance of Ordinary options. The Plan terminates in November 2006.

    For Ordinary options granted, one-half of the award will vest ratably over four years following the date of grant. The remainder of the grant vests eight years from the date of grant, with provisions for acceleration based on pre-established financial performance goals. Ordinary options expire ten years from the date of grant.

    Share Value options have been issued by the Company at exercise prices of $4.00 and $20.00. Under the original terms of the plan, these options vest based on certain pre-established financial performance goals, which were measured through January 2000. Prior to January 1, 1999, none of the pre-established financial goals were met and, as such, none of the options vested and no compensation was recognized. In January 1999, the Plan was amended to convert the Share Value options with a $20.00 exercise price to Ordinary options, with fifty percent vested as of January 1999 and the remaining vesting in January 2000. In addition, the vesting of the Share Value options with a $4.00 exercise price was adjusted to provide for vesting four years from the modification date, subject to acceleration based on pre-established Company share price goals. Non-cash compensation charges of $65 and $40 were recognized in selling, general and administrative expenses due to this modification in the periods ended December 31, 2000 and 1999, respectively.

    In January 2000, the stockholders approved the 2000 Equity Incentive Plan (the "2000 Plan"). The 2000 Plan is administered by the Board of Directors and selected employees, directors and non-employees, who provide services to the Company, are eligible to participate. The 2000 Plan

                        MANUFACTURERS' SERVICES LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

provides for the award of a broad variety of stock-based compensation alternatives, such as non-qualified stock options, incentive stock options, restricted stock, performance awards and stock appreciation rights. The 2000 Plan specifies that 2,668,750 shares of Common Stock plus an annual increase to be added on the date of each annual meeting of the stockholders equal to 1% of the outstanding shares of Common Stock on such date may be offered from either authorized and unissued shares or issued shares which have been reacquired by the Company.

    For options granted under the 2000 Plan, one-half of each award will vest ratably over four years following the date of grant, unless otherwise specified by the Board of Directors or a committee thereof. The remainder of each grant vests eight years from the date of grant, with provisions for acceleration based on the achievement of pre-established financial performance goals.

    In connection with the completion of the Company's initial public offering (Note 1), the Company's stockholders approved the 2000 Employee Stock Purchase Plan (the "Stock Purchase Plan") and the 2000 Non-Employee Director Stock Option Plan (the "Director Option Plan"). The Stock Purchase Plan provides employees meeting certain minimum eligibility requirements the opportunity to purchase shares of the Company's stock with up to 10% of the eligible employees' cash compensation. Shares are to be purchased at the lower of 85% of the market value at the beginning or end of each six-month plan period. The Company has reserved 750,000 shares of common stock for issuance in connection with the Stock Purchase Plan.

    The Director Option Plan provides for an initial one-time grant of options to purchase 20,000 shares of the Company's Common Stock to each non-employee director who has not previously received an initial grant of options. Additionally, the compensation committee or the full Board of Directors is authorized to make discretionary grants of options and determine the terms and conditions of such options. The Director Option Plan also provides for annual option grants of 5,000 shares upon each annual shareholders' meeting. The Director Option Plan requires that the exercise price of each option granted under the plan must be at least 100% of the fair market value of the Company's Common Stock on the date the option is granted. The initial one-time grants issued prior to August 2000 will vest in three equal installments commencing on the first anniversary of the grant date specified in the plan or by the Committee. All grants issued after September 2000 will vest one-third at the initial grant date and one-third at both the first and second anniversary of the initial grant thereafter. The Company has reserved 225,000 shares of common stock for issuance in connection with the Director Option Plan.

    In connection with the acquisition of assets from 3Com in September 2000 (Note 9), the Company's Board of Directors approved the 2000 Non-Qualified Stock Option Plan (the "2000 NQ Plan"). The 2000 NQ Plan provides for the award of non-qualified stock options and specifies 400,000 shares of common stock may be issued thereunder. Unless otherwise specified by the Board of Directors or a committee thereof, the options will vest generally in the same manner as the options issued under the 2000 Plan.

    Compensation expense of $1,023 was recognized during the year ended December 31, 2000 to account for the vesting of options granted below the fair market price of the Company's Common Stock. An additional $316 of compensation expense was recognized in the fourth quarter of 2000 due to the modification of an option award.

                        MANUFACTURERS' SERVICES LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

    A summary of stock option activity for the Company's option Plans is as follows:

                                                         NUMBER OF                  WEIGHTED AVERAGE
                                                          SHARES     OPTION PRICE    EXERCISE PRICE
                                                         ---------   ------------   ----------------
Outstanding at December 31, 1997.......................  1,985,774   $4.00-20.00         $ 7.96
  Granted..............................................    265,500    4.00-20.00           5.04
  Exercised............................................    (54,459)         4.00           4.00
  Forfeited............................................   (106,468)   4.00-20.00          10.16
                                                         ---------
Outstanding at December 31, 1998.......................  2,090,347    4.00-20.00           7.60
  Granted..............................................  1,315,514    4.00-12.28          10.88
  Exercised............................................   (559,292)    4.00-4.80           4.00
  Forfeited............................................   (809,325)   4.00-20.00          12.74
                                                         ---------
Outstanding at December 31, 1999.......................  2,037,244    4.00-20.00           8.48
  Granted..............................................  2,404,790    4.81-29.25          11.85
  Exercised............................................   (380,039)   4.00-20.00           5.15
  Forfeited............................................   (315,350)   4.00-21.75           8.61
                                                         ---------
  Outstanding at December 31, 2000.....................  3,746,646   $4.00-29.25         $10.92
                                                         =========
Exercisable at December 31, 2000.......................    840,974   $4.00-20.00         $12.02
                                                         =========

                                           OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                        ---------------------------------------------------------   ---------------------------------------
                        NUMBER OUTSTANDING                          WEIGHTED        NUMBER EXERCISABLE        WEIGHTED
                         AT DECEMBER 31,     WEIGHTED AVERAGE   AVERAGE EXERCISE      AT DECEMBER 31,     AVERAGE EXERCISE
EXERCISE PRICE                 2000          REMAINING YEARS          PRICE                2000                 PRICE
- --------------          ------------------   ----------------   -----------------   -------------------   -----------------
    $4.00 to $8.06            992,200                8               $ 4.50               404,837              $ 4.11
   $8.19 to $12.06            992,005               10               $ 9.37                11,667              $11.75
  $12.28 to $16.00          1,174,391                9               $13.04                15,883              $12.28
  $18.00 to $29.25            588,050                8               $20.15               408,587              $19.85
                            ---------                                                     -------
                            3,746,646                                                     840,974
                            =========                                                     =======

    As permitted, the Company applied Accounting Principles Board Opinion 25 and related Interpretations in accounting for its stock-based compensation plan. If compensation cost for the Company's stock-based compensation plan had been determined based on the fair value of the options at the grant dates of the awards consistent with the alternative method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income (loss) would have been as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net income (loss) available to common stockholders:
  As reported...............................................  $(23,147)   $1,201    $(6,241)
  Pro forma.................................................  $(24,881)   $  370    $(6,630)
Diluted net income (loss) per share:
  As reported...............................................  $  (0.88)   $ 0.06    $ (0.33)
  Pro forma.................................................  $  (0.94)   $ 0.02    $ (0.35)

                        MANUFACTURERS' SERVICES LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

    The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2000: risk free interest rate of 5.99%; expected life of 7 years; volatility of 49% and no dividend declarations. The weighted average assumptions for options granted in 1999 are as follows: risk free interest rate of 5.78%; expected life of 7 years; volatility of 51% and no dividend declarations. The weighted average assumptions for options granted in 1998 are as follows: risk-free interest rate of 5.74%; expected life of 7 years; volatility of 42% and no dividend declarations.

16. EARNINGS PER SHARE

    The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income (loss) per share before extraordinary loss computations as required by SFAS 128:

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Numerator--basic and diluted earnings per share:
Income (loss) before extraordinary loss...............  $    (1,223)  $     2,010   $    (4,039)
Dividends on senior redeemable preferred stock........       (3,464)         (671)           --
Accretion of senior redeemable preferred stock........      (18,460)         (138)           --
                                                        -----------   -----------   -----------
Income (loss) available to common stockholders before
  extraordinary loss..................................  $   (23,147)  $     1,201   $    (4,039)
                                                        ===========   ===========   ===========
Denominator:
Basic income (loss) per share--weighted average shares
  outstanding.........................................   26,410,876    19,384,277    18,745,786
Effect of dilutive securities--stock options and
  warrants............................................           --       223,891            --
                                                        -----------   -----------   -----------
Diluted income (loss) per share--weighted average
  shares outstanding..................................   26,410,876    19,608,168    18,745,786
                                                        ===========   ===========   ===========
Basic income (loss) per share.........................  $     (0.88)  $      0.06   $     (0.21)
Diluted income (loss) per share.......................  $     (0.88)  $      0.06   $     (0.21)

    For the years ended December 31, 2000, December 31, 1999 and December 31, 1998 anti-dilutive options and warrants of 3,746,646, 1,752,830 and 2,218,347, respectively, have been excluded from the calculation of EPS as either the Company had a net loss for the year or the options' exercise price was greater than the estimated fair market price of the common shares.

17. RETIREMENT AND BENEFIT PROGRAMS

    The Company sponsors a defined contribution plan covering its eligible U.S. employees. The plan permits the Company to make non-discretionary contributions on behalf of its employees. In 2000, 1999 and 1998, the Company made contributions to the plan of $1,364, $636 and $282, respectively.

    Employees of certain foreign operations participate in various local defined benefit and defined contribution plans which, in the aggregate, are not significant to the consolidated financial statements. In 1999, the Company curtailed its defined benefit plan in Valencia, Spain. There was no significant gain or loss recorded in relation to this curtailment.

                        MANUFACTURERS' SERVICES LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

18. BUSINESS SEGMENT INFORMATION

    The Company's operations comprise a single line of business, providing electronics design and manufacturing services. Information about the Company's operations in different geographic regions is presented in the table below:

                                                                         OPERATING    IDENTIFIABLE
                                                            NET SALES      INCOME        ASSETS
                                                            ----------   ----------   ------------
YEAR ENDED DECEMBER 31, 2000
  United States--Corporate................................  $       --    $(35,169)     $ 13,395
             --Operations.................................   1,262,420      38,955       662,559
  Europe..................................................     336,679       7,967        84,137
  Asia....................................................     159,002       9,696       173,426
                                                            ----------    --------      --------
                                                            $1,758,101    $ 21,449      $933,517
                                                            ==========    ========      ========
YEAR ENDED DECEMBER 31, 1999
  United States--Corporate................................  $       --    $(23,044)     $ 14,167
             --Operations.................................     457,390      15,432       236,705
  Europe..................................................     289,611      13,993        99,610
  Asia....................................................     173,721      10,030        61,301
                                                            ----------    --------      --------
                                                            $  920,722    $ 16,411      $411,783
                                                            ==========    ========      ========
YEAR ENDED DECEMBER 31, 1998
  United States--Corporate................................  $       --    $(14,639)     $ 10,041
             --Operations.................................     301,011       6,863        87,720
  Europe..................................................     349,229       9,292       122,615
  Asia....................................................     187,753       7,179        57,232
                                                            ----------    --------      --------
                                                            $  837,993    $  8,695      $277,608
                                                            ==========    ========      ========

    Identifiable assets are those assets used in the Company's operations in each location.

19. MAJOR CUSTOMERS

    The Company had sales to four customers totaling 24%, 23%, 14% and 11%, respectively, of total sales for the year ended December 31, 2000. Accounts receivable from these customers represented 20%, 10%, 22% and 8%, respectively of total accounts receivable at December 31, 2000.

    The Company had sales to two customers totaling 49% and 14%, respectively, of total sales for the year ended December 31, 1999. Accounts receivable from these customers represented 19% and 13%, respectively, of total accounts receivable at December 31, 1999.

    The Company had sales to two customers totaling 51% and 20%, respectively, of total sales for the year ended December 31, 1998. Accounts receivable from these customers represented 46% and 23%, respectively, of total accounts receivable at December 31, 1998.

20. RESTRUCTURING AND OTHER ASSET WRITEDOWNS

    The Company enters into business acquisitions or asset acquisitions and related supply agreements with the intention of improving the existing manufacturing operations to reduce costs and improve

                        MANUFACTURERS' SERVICES LIMITED
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

operating margins. In order to do this, the Company typically assesses the manufacturing processes and employee base and restructures the operations to achieve the expected operating margins.

    During the fourth quarter of 1999, management approved a restructuring plan designed to improve its manufacturing operations at its Charlotte facility. This restructuring plan was comprised primarily of severance costs of $780 related to personnel reductions of approximately 33 manufacturing and managerial employees. The plan was completed during 2000.

    In the fourth quarter of 1998, management approved a plan to restructure certain operations in the United States, Spain and Asia. The total charge recorded for this plan was $6,729, which was comprised primarily of the write-off of certain capitalized assets in Asia of $1,135, lease termination costs in Asia, Europe and the United States of $1,921, and the severance related to personnel reductions of approximately 72 managerial and manufacturing employees in both the United States and Spain of $3,672. The impairment of capitalized assets in Asia related to manufacturing machinery and equipment and resulted from a significant reduction in the demand from one customer. The assets, which were taken out of service in 1998, were written down to their fair market value and were treated as held for disposal. Depreciation on these assets ceased. The plan was completed during 1999.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Manufacturers' Services Limited

Our audits of the consolidated financial statements referred to in our report dated February 5, 2001 appearing in this Form 10-K of Manufacturers' Services Limited also included an audit of the financial statement schedule listed in
Item 14 of this Annual Report on Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Boston, Massachusetts
February 5, 2001

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                               BALANCE AT    CHARGED TO   CHARGED TO
                                              BEGINNING OF   COSTS AND      OTHER                    BALANCE AT
DESCRIPTION                                      PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS   END OF PERIOD
- -----------                                   ------------   ----------   ----------   ----------   -------------
Allowance for doubtful accounts:
  2000......................................     $   728        1,718           --         (207)       $ 2,239
  1999......................................     $   698          339          700       (1,009)       $   728
  1998......................................     $ 1,942          319           --       (1,563)       $   698
Deferred tax asset valuation allowance:
  2000......................................     $19,985          (42)       1,087           --        $21,030
  1999......................................     $17,698        1,482          805           --        $19,985
  1998......................................     $13,960          978        2,760           --        $17,698