Form 10-Q
period 2001-04-01
MANUFACTURERS SERVICES LTD
filed 2001-05-16
CIK 940298

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended April 1, 2001

                                       OR

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

                            ------------------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     At May 14, 2001, there were 33,537,201 shares of Common Stock, $0.001 par value, outstanding.

                         MANUFACTURERS' SERVICES LIMITED
                                      INDEX


                                                                            Page
                                                                            ----

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        Condensed Consolidated Balance Sheets - April 1, 2001
          (Unaudited) and December 31, 2000............................    3
        Condensed Consolidated Statements of Operations (Unaudited)
          - Three Months Ended April 1, 2001 and April 2, 2000.........    4
        Condensed Consolidated Statements of Cash Flows (Unaudited)
          - Three Months Ended April 2, 2001 and April 2, 2000.........    5
        Notes to Condensed Consolidated Financial Statements...........    6
Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................    9
Item 3. Quantitative and Qualitative Disclosure about Market Risk......    13

          Signatures...................................................    20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         MANUFACTURERS' SERVICES LIMITED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                        April 1,   December 31,
                                                                                      ------------  ----------
                                                                                          2001         2000
                                                                                       (UNAUDITED)

                                     ASSETS

Current assets:
   Cash and cash equivalents                                                          $    26,899   $   10,388
   Accounts receivable, less allowance for doubtful accounts of $1,969
      and $2,239 at April 1, 2001 and December 31, 2000, respectively                     320,824      359,978
   Inventories                                                                            315,171      363,485
   Prepaid expenses and other current assets                                               52,702       36,060
                                                                                      ------------  ----------
      Total current assets                                                                715,596      769,911

Property and equipment, net                                                                94,042       93,649
Goodwill and other intangibles                                                             43,636       44,535
Other assets                                                                               22,832       25,422
                                                                                      ------------  ----------
      Total assets                                                                    $   876,106   $  933,517
                                                                                      ============  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current portion of long-term debt and capital lease obligations                    $     6,814   $    7,737
   Accounts payable                                                                       411,013      474,579
   Accrued expenses and other current liabilities                                          43,553       53,170
                                                                                      ------------  ----------
      Total current liablities                                                            461,380      535,486

   Long-term debt and capital lease obligations                                           198,528      181,344
   Other liabilities                                                                        1,485        1,239
                                                                                      ------------  ----------
      Total liabilities                                                                   661,393      718,069
                                                                                      ------------  ----------
Commitments and contingencies (Note 3)

Stockholders' equity
   Preferred stock, $0.001 par value, 3,000,000 shares authorized; no shares
      issued and outstanding                                                                    -            -
   Common stock, $0.001 par value; 150,000,000 shares authorized;
      33,537,179 and 33,346,735 shares issued and outstanding at April 1, 2001
      and December 31, 2000, respectively                                                      34           33
   Additional paid in capital                                                             263,153      262,024
   Accumulated deficit                                                                    (33,314)     (34,396)
   Accumulated other comprehensive loss                                                   (15,160)     (12,213)
                                                                                      ------------  ----------
      Total stockholders' equity                                                          214,713      215,448
                                                                                      ------------  ----------
      Total liabilities and stockholders' equity                                      $   876,106   $  933,517
                                                                                      ============  ==========

          See accompanying notes to the interim condensed consolidated financial statements.

                       MANUFACTURERS' SERVICES LIMITED
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -- UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                      Three months ended
                                                                                             -------------------------------------
                                                                                               April 1, 2001       April 2, 2000
                                                                                             ------------------ ------------------

Net sales                                                                                       $   528,708         $   332,820
Cost of goods sold                                                                                  494,572             316,505
                                                                                             ------------------ ------------------
Gross profit                                                                                         34,136              16,315

Operating expenses:
   Selling, general and administrative                                                               23,929              16,702
   Restructuring                                                                                      2,791                 -
   Legal settlement                                                                                     -                 6,000
                                                                                             ------------------ ------------------

Operating income (loss)                                                                               7,416              (6,387)
Interest expense, net                                                                                (5,724)             (3,476)
Foreign exchange gain (loss)                                                                            (37)               (673)
                                                                                             ------------------ ------------------

Income (loss) before provision for income taxes                                                       1,655             (10,536)
Provision for income taxes                                                                              573                 287
                                                                                             ------------------ ------------------
Net income (loss)                                                                               $     1,082         $   (10,823)
                                                                                             ================== ==================
Net income (loss) applicable to common stock                                                    $     1,082         $   (12,954)
                                                                                             ================== ==================

Basic income (loss) per share:
   Net income (loss)                                                                            $      0.03         $     (0.66)
   Weighted average shares outstanding                                                           33,442,036          19,673,082

Diluted income (loss) per share:
   Net income (loss)                                                                            $      0.03         $     (0.66)
   Weighted average shares outstanding                                                           33,673,887          19,673,082


          See accompanying notes to the interim condensed consolidated financial statements.

                        MANUFACTURERS' SERVICES LIMITED
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED
                                 (IN THOUSANDS)


                                                                          THREE MONTHS ENDED
                                                                     ---------------------------

                                                                      April 1,         April 2,
                                                                        2001             2000

CASH FLOWS RELATING TO OPERATING ACTIVITIES:
   Net income (loss)                                                  $   1,082      $ (10,823)
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                        9,332          6,084
     Amortization of capitalized finance fees                               632            282
     Additions to allowance for doubtful accounts                           520            (91)
     Non cash charge for equity awards                                      185          3,987
     Foreign exchange loss                                                  419            614
     Deferred taxes                                                        (132)             -
     Litigation settled by shareholder                                        -          1,000
   Changes in operating assets and liabilities:
     Accounts receivable                                                 36,432        (43,241)
     Inventories                                                         43,555        (10,686)
     Prepaid expenses and other assets                                  (15,620)         3,564
     Accounts payable                                                   (58,038)        31,392
     Accrued expenses and other liabilities                              (8,655)        (2,796)
                                                                    ------------  -------------
Net cash provided by (used in) operating activities                       9,712        (20,714)
                                                                    ------------  -------------

CASH FLOWS RELATING TO INVESTING ACTIVITIES:
   Purchase of intangible assets                                         (1,393)             -
   Proceeds from sale of fixed assets                                        99             43
   Purchases of property and equipment                                   (8,149)        (6,222)
   Cost of internal use software                                           (530)        (2,627)
                                                                    ------------  -------------
Net cash used in investing activities                                    (9,973)        (8,806)
                                                                    ------------  -------------

CASH FLOWS RELATING TO FINANCING ACTIVITIES:
   Proceeds from long-term debt                                               -         25,000
   Net proceeds from (payments on) revolving line-of-credit              18,735         (4,000)
   Repayments of long-term debt and capital lease obligations            (1,932)        (1,596)
   Debt issuance and amendment costs                                        (34)          (540)
   Proceeds from exercise of stock options                                   67            455
   Proceeds from employee stock purchase plan                             1,063              -
   Dividend payments on preferred stock                                       -         (1,750)
                                                                    ------------  -------------
Net cash provided by financing activities                                17,899         17,569
                                                                    ------------  -------------
Effect of foreign exchange rates on cash                                 (1,127)          (495)
                                                                    ------------  -------------
Net increase (decrease) in cash                                          16,511        (12,446)
Cash and cash equivalents at beginning of period                      $  10,388      $  24,182
                                                                    ------------  -------------
Cash and cash equivalents at end of period                            $  26,899      $  11,736
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

                         MANUFACTURERS' SERVICES LIMITED
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                        (IN THOUSANDS, EXCEPT SHARE DATA)


1. BASIS OF PRESENTATION

         The accompanying consolidated financial statements of Manufacturers' Services Limited (the "Company") are unaudited, and certain information and footnote disclosure related thereto normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted in accordance with Rule 10-01 of Regulation S-X. Accordingly, these statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position and results of operations of the Company. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

RECLASSIFICATIONS

         Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

2. INVENTORY

         Inventories are comprised of the following:


                                                April 1,  December 31,
                                                  2001        2000
                                              ----------- ----------

Raw materials and purchased inventory           $265,947    $310,175
Work-in-process                                   44,106      48,162
Finished goods                                     5,118       5,148
                                                --------    --------
                                                $315,171    $363,485
                                                ========    ========

3. CONTINGENCIES

ACCOUNTS RECEIVABLE

         During the quarter ended April 1, 2001, the Company reserved for approximately $550 of receivables and inventory related to a customer that filed for Chapter 11 protection under the United States Bankruptcy Code. As of December 31, 2000, the Company had a reserve of approximately $2,300 related to these assets, which included $785 of outstanding receivables and $2,067 of inventory purchased specifically for the customer. A reserve has been provided for all assets related to the customer as of April 1, 2001. The assets unreserved at December 31, 2000 were reserved for during the quarter ended April 1, 2001 due to the customer's Chapter 11 filing during the quarter ended April 1, 2001, and the inability to sell related inventory due to excess inventories pervasive throughout the electronics industry.

DEFERRED REVENUE

         In June 2000, the Company received a payment of $14,592 in connection with a supply agreement with a customer. The agreement includes a provision whereby the Company will either retain or repay a portion of this amount each quarter, through the fourth quarter of 2001, dependent upon sales levels achieved in each quarter. This $14,592 was recorded as deferred revenue, and is being amortized as the Company either recognizes the revenue or repays amounts to the customer. At April 1, 2001, the remaining deferred revenue balance of approximately $6,500 was included in accrued expenses. During the quarter ended April 1, 2001, approximately $2,800 was repaid to the customer based on sales levels achieved.

4. ACQUISITIONS

ASSET ACQUISITIONS

         In January 2001, the Company acquired certain assets from Oce-Industries used in the production of complex printer systems for $5,883 in cash and assumed liabilities. These assets consisted of a manufacturing facility, other fixed assets and an intangible asset. The transaction was accounted for as a purchase of assets, and the purchase price was allocated to the assets acquired based on the relative fair values of the tangible and intangible assets at the date of acquisition. In connection with the asset acquisition, the Company entered into a three-year supply agreement to manufacture complex printer systems for Oce-Industries.

                         MANUFACTURERS' SERVICES LIMITED
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                        (IN THOUSANDS, EXCEPT SHARE DATA)

5. BUSINESS SEGMENT INFORMATION

         The Company's operations comprise a single line of business, providing electronics design and manufacturing services. Information about the Company's operations in different geographic regions is presented in the table below:


                                                       Three Months Ended
                                                   -------------------------
                                                      April 1,     April 2,
                                                       2001          2000
                                                   -----------   -----------

Net sales
  United States -- Corporate                       $        --       $    --
                -- Operations                          390,760       233,551
  Europe                                               108,805        63,759
  Asia                                                  29,143        35,510
                                                   -----------   -----------
                                                   $   528,708   $   332,820
                                                   ===========   ===========
Operating income (loss)
  United States -- Corporate                       $    (8,033)  $  (15,798)
                -- Operations                           16,764        6,415
  Europe                                                 3,421        2,184
  Asia                                                  (4,736)         812
                                                   -----------   -----------
                                                   $     7,416   $   (6,387)
                                                   ===========   ===========


                                                     April 1,    December 31,
                                                       2001          2000
                                                   ------------  -----------

Identifiable Assets
  United States -- Corporate                       $    12,237   $   13,395
                -- Operations                          604,339      662,559
  Europe                                               180,652      173,426
  Asia                                                  78,878       84,137
                                                   -----------   ----------
                                                   $   876,106   $  933,517
                                                   ===========   ==========

6. EARNINGS PER SHARE

         The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income (loss) per share as required by SFAS 128:


                                                                           Three Months Ended
                                                                         ----------------------
                                                                           April 1,   April 2,
                                                                             2001       2000
                                                                         -----------  ---------

Numerator--basic and diluted earnings per share:
  Income(loss)                                                           $     1,082  $(10,823)
  Dividends on senior redeemable
   preferred stock                                                                --    (1,783)
  Accretion of senior redeemable
   preferred stock and call premium                                               --      (348)
                                                                         -----------  ---------
  Income (loss) available to common stockholders                         $     1,082  $(12,954)
                                                                         ===========  =========
Denominator:
  Basic income (loss) per share--
   weighted average shares outstanding                                    33,442,036 19,673,082
  Effect of dilutive securities--
   stock options and warrants                                                231,851         --
                                                                         -----------  ---------
  Diluted income (loss) per share--
   weighted average shares outstanding                                    33,673,887 19,673,082
                                                                         =========== ==========

  Basic income (loss) per share                                          $     0.03   $  (0.66)
  Diluted income (loss) per share                                        $     0.03   $  (0.66)

                         MANUFACTURERS' SERVICES LIMITED
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                        (IN THOUSANDS, EXCEPT SHARE DATA)

         For the three months ended April 1, 2001, 3,227,826 anti-dilutive options and warrants have been excluded from the calculation of EPS as the exercise price was greater than the estimated fair market price of the common shares. For the three months ended April 2, 2000, 3,810,253 anti-dilutive options and warrants have been excluded from the calculation of EPS as the Company had a net loss available to common stockholders for the period.

7. COMPREHENSIVE INCOME (LOSS)

         The following table illustrates the components of comprehensive income
(loss) as required by SFAS 130:


                                                                           Three Months Ended
                                                                        -----------------------
                                                                          April 1,     April 2,
                                                                            2001        2000
                                                                         ---------  -----------

Net income (loss)                                                        $   1,082  $  (10,823)
Other comprehensive income (loss)
  Foreign currency translation adjustments                                  (2,947)     (2,240)
  Unrealized gain (loss) on securities held
    for sale                                                                    --          68
                                                                          ---------  ----------
Comprehensive income (loss)                                              $  (1,865) $  (12,995)
                                                                          =========  ==========

8. RESTRUCTURING

         In the first quarter of 2001, management approved a plan to restructure certain of the Company's Asian operations. The total charge recorded for this plan was $2,791, which was comprised of lease termination costs of $1,788 and severance of $1,003 related to personnel reductions of approximately 333 managerial and manufacturing employees. A corresponding liability was recorded in accrued expenses and other current liabilities, of which $464 in severance benefits was paid during the quarter ended April 1, 2001, representing terminations related to the restructuring plan that occurred during the quarter. The restructuring plan is expected to be substantially complete by the end of the second quarter of 2001.

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

         Since our founding in 1994, we have experienced substantial growth driven primarily by acquisitions of existing OEM manufacturing facilities and by the increasing number of OEMs who are outsourcing their manufacturing requirements. We intend to continue to actively pursue strategic acquisitions and to benefit from this increasing trend by OEMs to outsource over the next several years.

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

         Our operating results are affected by the level of capacity utilization in our manufacturing facilities, indirect labor costs and selling, general and administrative expenses. Gross margins and operating income generally improve during periods of high-volume and high-capacity utilization in our manufacturing facilities and decline during periods of low-volume and low-capacity utilization. However, certain of our customer contracts contain guaranteed minimum commitments, requiring the customer to either purchase certain contractual minimum quantities or pay for amounts in deficit of the minimum purchase commitment. Such contracts may partially offset the negative impact of low-capacity utilization on gross margins and operating income.

         As a result of the current economic uncertainty and slowdown in the economy generally, several of our customers and competitors have announced layoffs and have indicated that revenues and earnings in future periods may be less than previously expected. Such a slowdown in economic growth could have a negative impact on our future financial performance.

         Our business strategy includes the continued expansion of our global manufacturing network. Currently, approximately 90% of our net sales worldwide are denominated in US dollars, while our labor and utility costs in facilities outside of the United States are denominated in local currencies. Foreign currency gains and losses are the result of transacting business in a currency that is different from the functional currency of our operating entity and the movements in those currencies between the time a transaction is recorded for financial reporting purposes and the time payment is made or received. We currently use forward foreign exchange contracts on a limited basis to minimize our foreign currency risk but not for trading purposes. We expect to continue to utilize forward foreign exchange contracts only to the extent that these contracts minimize exposure and reduce risk from exchange rate fluctuations on specific underlying transactions that create foreign currency exchange rate risk for us. Any increase or decrease in our use of derivative financial instruments will likely be as a result of these contracts.

RECENT ACQUISITIONS

         A significant portion of our growth has come from recent acquisitions, which have strengthened existing customer relationships, added new customers and increased our range of service offerings.

         In January 2001, we acquired selected fixed assets and intangible assets from Oce-Industries, an existing customer and a leading Netherlands-based OEM, for $5.9 million in cash and assumed liabilities. As part of the transaction, we acquired a 130,000 square foot manufacturing facility in Guerande, France. In connection with this acquisition, we entered into a three-year supply agreement to manufacture complex printer systems for Oce-Industries. We also retained the facility employees. The acquisition of the Guerande facility expanded our relationship with Oce-Industries and provided us with our operations in France.

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

RESTUCTURING

         Generally, we enter into business acquisitions or asset acquisitions and related supply agreements with the intention of improving the existing manufacturing operations, reducing costs and improving operating margins. To accomplish this, we typically assess the manufacturing processes and employee base and restructure the operations.

         During the quarter ended April 1, 2001, we approved a plan to restructure our operations in Asia, including moving some of our Asian operations to China. The total restructuring charge recorded for this plan was $2.8 million, which was comprised of lease termination costs of $1.8 million and severance of $1.0 million related to personnel reductions of approximately 333 managerial and manufacturing employees. As of April 1, 2001, we had paid out $0.5 million in severance benefits. We expect the restructuring plan to be substantially completed by the end of the second quarter of 2001, and the expected savings from the implementation of this plan are estimated to be approximately $2.0 million annually. We expect to begin realizing the majority of these expense savings in the second half of the year ending December 31, 2001, and these savings will be reflected in cost of goods sold in our reported results of operations.

         We intend to implement a plan during the second quarter of 2001 to restructure certain operations in the United States, Spain and Ireland. We expect the total cost associated with this plan will be approximately $10 to $15 million. The costs for this plan will be primarily comprised of asset writedowns based on management's intention of disposing of certain manufacturing assets and severance costs related to a reduction of manufacturing and managerial employees.

RESULTS OF OPERATIONS

         The following table sets forth specified operating data, in dollars and as a percentage of net sales, for the periods indicated:


                                                                           Three Months Ending
                                                                   -----------------------------------
                                                                     April 1, 2001      April 2, 2000
                                                                   ----------------- -----------------
                                                                           (Dollars in thousands)

Net sales                                                           $528,708  100.0% $  332,820  100.0%
Cost of goods sold                                                   494,572   93.5     316,505   95.1
                                                                    -------- ------- ---------- ------
Gross profit                                                          34,136    6.5      16,315    4.9
Selling, general and
  administrative(a)                                                   23,929    4.5      16,702    5.0
Restructuring                                                          2,791    0.6          --     --
Litigation settlement (b)                                                 --     --       6,000    1.8
                                                                    -------- ------- ---------- ------
Operating income (loss)                                                7,416    1.4      (6,387)  (1.9)
Interest expense, net                                                 (5,724)  (1.1)     (3,476)  (1.1)
Foreign exchange gain (loss)                                             (37)  (0.0)       (673)  (0.2)
                                                                    -------- ------- ---------- ------
Income (loss) before provision
  for income taxes                                                     1,655    0.3     (10,536)  (3.2)
Provision for income taxes                                               573    0.1         287    0.1
                                                                    -------- ------- ---------- ------
Net income (loss)                                                   $  1,082    0.2% $  (10,823)  (3.3)%
                                                                    ======== ======= ========== ======

-----------------------------

(a) Includes $185 and $3,987 of non-cash charges related to stock-based compensation in the three months ended April 1, 2001 and April 2, 2000, respectively.

(b) Represents the settlement of a legal claim arising from a potential acquisition that was not consummated.


FISCAL QUARTER ENDED APRIL 1, 2001 COMPARED TO FISCAL QUARTER ENDED APRIL 2,
2000

NET SALES

         Net sales for the quarter ended April 1, 2001 increased $195.9 million, or 58.9%, to $528.7 million from $332.8 million for the quarter ended April 2, 2000. Net sales for the quarter ended April 1, 2001 included $119.3 million attributable to our Mt. Prospect and Guerande facilities, which were acquired in October 2000 and January 2001, respectively. Other increases include $60.6 million from five existing customers, $30.1 million from new customers since April 2, 2000 and $5.7 million in additional sales from engineering design services. These increases were partially offset by volume reductions in two customers' programs of $21.5 million, resulting from competitive pressures in those customers' industries.

GROSS PROFIT

         Gross profit increased to 6.5% of net sales for the quarter ended April 1, 2001 from 4.9% of net sales for the quarter ended April 2, 2000. This increase resulted from the positive effects of our Mt. Prospect and Guerande facilities, which had a mix of customer programs with higher average margins as compared to our other sites, due in part to customer contracts with guaranteed minimum purchase commitments, and increased revenues from engineering design services. These increases were partially offset by the decrease in utilization of our manufacturing capacity, primarily related to our Asian facilities, which began restructuring operations during the quarter ended April 1, 2001.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expense for the quarter ended April 1, 2001 increased to $23.9 million, or 4.5% of net sales, from $16.7 million, or 5.0% of net sales, for the quarter ended April 2, 2000. This increase related to the asset and business acquisitions that occurred since the first quarter of 2000, including amortization of intangible assets ($0.6 million) and expenses related to human resources, accounting and information systems necessary to support the facilities ($3.2 million). Additional increases include consulting fees associated with integrating acquired sites ($1.4 million), additions to the allowance for doubtful accounts ($0.5 million) and staffing increases at all of our sites to support growth in customer programs. These increases were partially offset by a reduction in stock-based compensation due to a $3.8 million charge recognized in the quarter ended April 2, 2000 related to stock granted to senior management.

LEGAL SETTLEMENT

         In April 2000, we agreed to settle a claim for damages brought against us arising from a potential acquisition that was not consummated. As a result, we recorded a $6.0 million charge in the three months ended April 2, 2000.

INTEREST EXPENSE, NET

         Net interest expense increased to $5.7 million for the quarter ended April 1, 2001 from $3.5 million for the quarter ended April 2, 2000, reflecting higher average borrowings, partially offset by the impact of decreasing interest rates.

FOREIGN EXCHANGE GAINS/LOSSES

         There were no significant foreign exchange gains or losses for the three months ended April 1, 2001. Foreign exchange losses for the three months ended April 2, 2000 were $0.7 million, of which approximately $0.5 million were related to the strengthening of the US dollar in relation to the Spanish peseta in connection with a US dollar denominated loan for our Valencia facility.

PROVISION FOR INCOME TAXES

         Provision for income taxes was $0.6 million for the quarter ended April 1, 2001 and $0.3 million for the quarter ended April 2, 2000. Our tax provisions in both quarters resulted from the mix of profits and losses experienced by us across the jurisdictions within which we operate. For the quarter ended April 1, 2001, losses in Asia provided us with no income tax benefit while profits in Spain and France required us to record tax provisions. There is no tax provision on profits in the United States due to the benefit of net operating loss carryforwards, against which a full valuation allowance had previously been provided.

LIQUIDITY AND CAPITAL RESOURCES

         At April 1, 2001, we had cash and cash equivalents of $26.9 million, total bank and other debt of $205.3 million and $65.5 million of unused borrowing capacity under our revolving bank credit facility. During the quarter ended April 1, 2001, our operations were funded primarily with borrowings under our bank credit facility and cash generated from operations.

         Net cash provided by operating activities of $9.7 million for the three months ended April 1, 2001 resulted from net income of $1.1 million, a decrease in operating assets of $64.4 million, and depreciation and amortization of $9.3 million offset by a decrease in operating liabilities of $66.7 million. The decrease in operating assets included a $47.0 million reduction in inventory attributable to the sale of excess inventory under the provisions of our customer contracts. Of the $47.0 million of excess inventory sales recorded during the quarter, $22.9 million remaining to be collected were recorded in prepaid expenses and other current assets at April 1, 2001. Net cash used in operating activities of $20.7 million for the quarter ended April 2, 2000 resulted from a net loss of $10.8 million and an increase in operating assets of $50.4 million offset by an increase of operating liabilities of $28.6 million, depreciation and amortization of $6.1 million and other non-cash items aggregating $5.8 million. Other non-cash items include non-cash charges for equity awards of $4.0 million and other non-cash charges of $1.0 million associated with the obligations of Donaldson, Lufkin & Jenrette Securities Corporation under a litigation settlement agreement with Lockheed Martin Corporation. The increase in depreciation and amortization for the quarter ended April 1, 2001 compared to the quarter ended April 2, 2000 reflects the impact of asset and business acquisitions since April 2, 2000 as well as an overall increase in the depreciable asset base due to investments in manufacturing equipment and internal use software.

         Net cash used in investing activities for the quarter ended April 1, 2001 was $10.0 million, consisting of $8.1 million of net capital expenditures, $0.5 million of internal use software, and $1.4 million for the acquisition of intangible assets related to our Guerande facility. Capital expenditures include $3.9 million related to the purchase of our Guerande facility and computer software for our Mt. Prospect facility. Net cash used in investing activities for the quarter ended April 2, 2000 was $8.8 million, consisting of $6.2 million of capital expenditures and $2.6 million of internal use software. Capital expenditures consisted of production equipment for our Valencia and Salt Lake City facilities and computer hardware and software in Salt Lake City.

         Net cash provided by financing activities for the quarter ended April 1, 2001 was $17.9 million, consisting of net borrowings under our bank credit facility of $16.8 million and proceeds from the issuance of stock under our employee stock purchase plan of $1.1 million. Net cash provided by financing activities for the quarter ended April 2,

2000 was $17.6 million, consisting of net borrowings of $19.4 million under our bank credit facility and $1.8 million of dividends paid on our senior preferred stock.

         We believe our current level of working capital, cash expected to be generated from operations, leasing capabilities and amounts available under our existing revolving credit facility will be adequate to meet our anticipated future operating expenses, capital expenditures and debt obligations for at least the next twelve months. Our liquidity needs beyond the next twelve months will not be materially different from current needs except for the financing requirements of future acquisitions, if any, and for future internal growth.

FORWARD LOOKING STATEMENTS

         This Form 10-Q includes forward-looking statements. Some of the forward-looking statements can be identified by the use of forward-looking words such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative of those words or other comparable terminology. Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include systems failures, technological changes, volatility of securities markets, government regulations and economic conditions and competition in the areas in which we conduct our operations. For a discussion of factors that could cause actual results to differ, please see the discussion under "Risk Factors" included below in this Form 10-Q. The forward-looking statements made in this Form 10-Q represent our views only as of the date of this Report, and we disclaim any duty to update these statements, even if subsequent events cause our views to change.

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

          We depend on a small number of customers for a large portion of our business. Our ten largest customers accounted for approximately 86% of net sales in the quarter ended April 1, 2001 and approximately 88% of net sales for fiscal 2000. Changes in our customers' orders have, in the past, had a significant impact on our operating results. If a major customer significantly reduces the amount of business it does with us, there would be an adverse impact on our operating results.

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

THE INCURRENCE OF INDEBTEDNESS COULD HARM OUR OPERATING RESULTS AND FINANCIAL CONDITION.

         Our growth and acquisition strategy could require us to incur substantial amounts of indebtedness. As of April 1, 2001, our total debt was $205.3 million and our interest expense for the quarter then ended was $5.7 million. In addition, we may incur additional indebtedness in the future. Our future level of indebtedness could have adverse consequences for our business, including:

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

         We order raw materials and components to complete our customers' orders, and some of these raw materials and components are ordered from sole-source suppliers. Although we work with our customers and suppliers to minimize the impact of shortages in raw materials and components, we sometimes experience short-term adverse effects due to price fluctuations and delayed shipments. In the past, there have been industry-wide shortages of electronic components, particularly memory and logic devices. If a significant shortage of raw materials or components were to occur, we may have to delay shipments, and our operating results would be adversely affected. In some cases, supply shortages of particular components will substantially curtail production of products using these components. While most of our significant customer contracts permit quarterly or other periodic reviews of pricing based on decreases and increases in the prices of raw materials and components, we are not always able to pass on price increases to our customers. Accordingly, some raw material and component price increases could adversely affect our operating results. We also depend on a small number of suppliers for many of the other raw materials and components that we use in our business. If we were unable to continue to purchase these raw materials and components from our suppliers, our operating results would be adversely affected. Because many of our costs are fixed, our margins depend on our volume of output at our facilities and a reduction in volume will adversely affect our margins

IF WE ARE LEFT WITH EXCESS INVENTORY, OUR OPERATING RESULTS WILL BE ADVERSELY AFFECTED.

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

OUR CONTROLLING STOCKHOLDERS AND SOME OF OUR DIRECTORS MAY HAVE INTERESTS THAT DIFFER FROM YOURS.

         Credit Suisse First Boston, through certain of its affiliates, owns approximately 49% of our outstanding common stock and, as a result, has significant control over our business, policies and affairs, including, effectively, the power to appoint new management, prevent or cause a change of control and approve any action requiring the approval of the holders of our common stock, such as adopting amendments to our certificate of incorporation and approving mergers or sales of all or substantially all of our assets. In addition, under the terms of a stockholders agreement between us, certain other parties and those affiliates of Credit Suisse First Boston, those affiliates have the right to elect a majority of our directors if they own 50% or more of our outstanding common stock. Circumstances may occur in which the interests of these stockholders could be in conflict with your interests.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         There have been no material changes in our market risk during the quarter ended April 1, 2001. Market risk information is contained under the caption "Quantitative and Qualitative Disclosure Relating to Market Risks" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                       MANUFACTURERS' SERVICES LIMITED
                                       (Registrant)

                                       Date: May 15, 2001

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



                                       By:  /s/ Richard J. Gaynor
                                          -------------------------------
                                                Richard J. Gaynor
                                               Vice President and
                                              Corporate Controller
                                         (Principal Accounting Officer)