Form 10-Q
period 2001-07-01
MANUFACTURERS SERVICES LTD
filed 2001-08-15
CIK 940298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 1, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to _________

COMMISSION FILE NUMBER: 001-15883

MANUFACTURERS' SERVICES LIMITED
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	04-3258036

(STATE OR OTHER JURISDICTION OFINCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

300 BAKER AVENUE, SUITE 106, CONCORD, MASSACHUSETTS	01742

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(978) 287-5630

(TELEPHONE NUMBER, INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)
NOT APPLICABLE
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that theRegistrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

At August 13, 2001, there were 33,575,208 shares of Common Stock, $0.001 par value, outstanding.

MANUFACTURERS' SERVICES LIMITED
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MANUFACTURERS' SERVICES LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	July 1,	December 31,

	2001	2000
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$17,471	$10,388
Accounts receivable, less allowance for doubtful accounts of $2,027 and $2,239 at July 1, 2001 and December 31, 2000, respectively	256,429	359,978
Inventories	213,373	363,485
Prepaid expenses and other current assets	53,279	36,060

Total current assets	540,552	769,911

Property and equipment, net	83,553	93,649
Goodwill and other intangibles	40,836	44,535
Other assets	21,434	25,422

Total assets	$686,375	$933,517

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligations	$6,398	$7,737
Accounts payable	224,723	474,579
Accrued expenses and other current liabilities	44,938	53,170

Total current liabilities	276,059	535,486

Long-term debt and capital lease obligations	203,532	181,344
Other liabilities	848	1,239

Total liabilities	480,439	718,069

Commitments and contingencies (Note 3)

Stockholders' equity
Preferred stock, $0.001 par value, 3,000,000 shares authorized; no shares issued and outstanding

Common stock, $0.001 par value; 150,000,000 shares authorized; 33,554,838 and 33,346,735 shares issued and outstanding at July 1, 2001 and December 31, 2000, respectively	34	33
Additional paid in capital	263,225	262,024
Accumulated deficit	(40,942)	(34,396)
Accumulated other comprehensive loss	(16,381)	(12,213)

Total stockholders' equity	205,936	215,448

Total liabilities and stockholders' equity	$686,375	$933,517

See accompanying notes to the interim condensed consolidated financial statements.

MANUFACTURERS' SERVICES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended		Six months ended
	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000

Net sales	$403,505	$362,422	$932,213	$695,242
Cost of goods sold	371,288	341,266	865,860	657,771

Gross profit	32,217	21,156	66,353	37,471

Operating expenses:
Selling, general and administrative	23,634	14,191	47,563	30,893
Restructuring and other asset writedowns	10,151	-	12,942	-
Legal settlement	-	-	-	6,000

Operating income (loss)	(1,568)	6,965	5,848	578
Interest expense, net	(5,826)	(4,085)	(11,550)	(7,561)
Foreign exchange gain (loss)	229	(293)	192	(966)

Income (loss) before provision for income taxes	(7,165)	2,587	(5,510)	(7,949)
Provision for income taxes	463	739	1,036	1,026

Income (loss) before extraordinary loss	$(7,628)	$1,848	$(6,546)	$(8,975)
Extraordinary loss	-	(627)	-	(627)

Net income (loss)	$(7,628)	$1,221	$(6,546)	$(9,602)

Net income (loss) applicable to common stock	$(7,628)	$(18,572)	$(6,546)	$(31,526)

Basic income (loss) per share:
Net income (loss)	$(0.23)	$(0.85)	$(0.20)	$(1.52)
Weighted average shares outstanding	33,546,705	21,123,082	33,494,370	20,394,120

Diluted income (loss) per share:
Net income (loss)	$(0.23)	$(0.85)	$(0.20)	$(1.52)
Weighted average shares outstanding	33,546,705	21,123,082	33,494,370	20,394,120

See accompanying notes to the interim condensed consolidated financial statements.

MANUFACTURERS' SERVICES LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(IN THOUSANDS)

	SIX MONTHS ENDED

	July 1,	July 2,
	2001	2000

CASH FLOWS RELATING TO OPERATING ACTIVITIES:
Net loss	$(6,546)	$(9,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,138	12,673
Amortization of capitalized finance fees	1,313	600
Extraordinary loss	-	627
Additions to allowance for doubtful accounts	2,302	755
Non cash charge for equity awards	519	4,219
Foreign exchange loss	1,227	1,026
Deferred taxes	(1,185)	60
Loss on disposal and abandonment of fixed assets	5,020	-
Litigation settled by shareholder	-	1,000
Changes in operating assets and liabilities:
Accounts receivable	97,347	(51,977)
Inventories	143,989	(39,617)
Prepaid expenses and other assets	(15,345)	6,065
Accounts payable	(240,215)	40,043
Accrued expenses and other liabilities	(7,125)	13,385

Net cash used in operating activities	(561)	(20,743)

CASH FLOWS RELATING TO INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	-	(2,767)
Purchase of intangible assets	(1,393)	-
Proceeds from sale of fixed assets	226	3,568
Purchases of property and equipment	(11,322)	(14,877)
Cost of internal use software	(808)	(4,901)

Net cash used in investing activities	(13,297)	(18,977)

CASH FLOWS RELATING TO FINANCING ACTIVITIES:
Proceeds from long-term debt	-	25,000
Net proceeds from (payments on) revolving line-of-credit	25,651	(14,900)
Repayments of long-term debt and capital lease obligations	(4,056)	(55,514)
Debt issuance and amendment costs	(358)	(540)
Proceeds from exercise of stock options	139	723
Proceeds from employee stock purchase plan	1,063	-
Proceeds from the issuance of common stock, net of issuance costs	-	161,427
Retirement of preferred stock	-	(57,000)
Dividend payments on preferred stock	-	(4,135)

Net cash provided by financing activities	22,439	55,061

Effect of foreign exchange rates on cash	(1,498)	(191)

Net increase in cash	7,083	15,150
Cash and cash equivalents at beginning of period	$10,388	$24,182

Cash and cash equivalents at end of period	$17,471	$39,332

See accompanying notes to the interim condensed consolidated financial statements.

MANUFACTURERS' SERVICES LIMITED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
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

2.          INVENTORY

             Inventories are comprised of the following:

	July 1,	December 31,
	2001	2000

Raw materials and purchased inventory	$167,350	$310,175
Work-in-process.	40,865	48,162
Finished goods	5,158	5,148

	$213,373	$363,485

3.          CONTINGENCIES

             On July 22, 1999, the Company received written notice from legal counsel for the Lemelson Medical, Education & Research Foundation, Limited Partnership (the “Lemelson Partnership”) alleging that the Company was infringing specified patents held by the Lemelson Partnership and offering to license such patents to the Company.  In August 2001, the Company purchased a license from the Lemelson Partnership for the full terms of those patents and subsequent related patents for $529.  The Company also received a release from all potential claims related to those patents.

DEFERRED REVENUE

             In June 2000, the Company received a payment of $14,592 in connection with a supply agreement with a customer. The agreement includes a provision whereby the Company will either retain or repay a portion of this amount each quarter, through the fourth quarter of 2001, dependent upon sales levels achieved in each quarter.  This $14,592 was recorded as deferred revenue, and is being amortized as the Company either recognizes the revenue or repays amounts to the customer.  At July 1, 2001, the remaining deferred revenue balance of approximately $3,500 was included in accrued expenses.  During the quarter ended July 1, 2001, approximately $3,800 was recognized as revenue based on the sales levels achieved.

4.          ACQUISITIONS

ASSET ACQUISITIONS

             In September 2000, the Company acquired certain assets from 3Com Corporation used in the production of cable and DSL modems, carrier systems products and digital cameras for total consideration of $79,127. In the first quarter of 2001, the Company finalized the purchase price allocation, resulting in a decrease of $1,053 to the long-term assets acquired in the transaction.

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
5. BUSINESS SEGMENT INFORMATION

             The Company's operations comprise a single line of business, providing electronics design and manufacturing services. Information about the Company's operations in different geographic regions is presented in the table below:

		Three Months Ended		Six Months Ended

		July 1, 2001	July 2, 2000	July 1, 2001	July 2 2000

Net sales
United States	— Corporate	$—	$—	$—	$—
	— Operations	306,445	249,490	697,205	483,041
Europe		84,517	79,709	193,322	143,468
Asia		12,543	33,223	41,686	68,733

		$403,505	$362,422	$932,213	$695,242

Operating income (loss)
United States	— Corporate	$(6,390)	$(5,495)	$(14,423)	$(21,293)
	— Operations	14,718	6,659	31,482	13,074
Europe		801	4,093	4,222	6,277
Asia		(10,697)	1,708	(15,433)	2,520

		$(1,568)	$6,965	$5,848	$578

		July 1,	December 31,
		2001	2000

Identifiable Assets
United States	— Corporate	$13,631	$13,395
	— Operations	488,188	662,559
Europe		133,398	173,426
Asia		51,158	84,137

		$686,375	$933,517

6. EARNINGS PER SHARE

             The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income (loss) per share before extraordinary loss as required by SFAS 128:

	Three Months Ended		Six Months Ended

	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000

Numerator—basic and diluted earnings per share:
Income (loss)	$(7,628)	$1,848	$(6,546)	$(8,975)
Dividends on senior redeemable preferred stock	—	(1,681)	—	(3,464)
Accretion of senior redeemable preferred stock and call premium	—	(18,112)	—	(18,460)

Income (loss) available to common stockholders	$(7,628)	$(17,945)	$(6,546)	$(30,899)

Denominator:
Basic income (loss) per share — weighted average shares outstanding	33,546,705	21,123,082	33,494,370	20,394,120
Effect of dilutive securities — stock options and warrants	—	—	—	—

Diluted income (loss) per share — Weighted average shares outstanding	33,546,705	21,123,082	33,494,370	20,394,120

Basic income (loss) per share	$(0.23)	$(0.85)	$(0.20)	$(1.52)
Diluted income (loss) per share	$(0.23)	$(0.85)	$(0.20)	$(1.52)

             For the three and six months ended July 1, 2001, 5,228,908 anti-dilutive options and warrants have been excluded from the calculation of EPS and for the three and six months ended July 2, 2000, 4,083,005 anti-dilutive options and warrants have been excluded from the calculation of EPS, as the Company had a net loss available to common stockholders for the periods. 7. COMPREHENSIVE INCOME (LOSS)

The following table illustrates the components of comprehensive income (loss) as required by SFAS 130:

	Three Months Ended		Six Months Ended

	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000

Net income (loss)	$(7,628)	$1,221	$(6,546)	$(9,602)
Other comprehensive income (loss)
Foreign currency translation adjustments	(1,221)	42	(4,168)	(2,198)
Unrealized gain (loss) on securities held for sale	—	(114)	—	(46)

Comprehensive income (loss)	$(8,849)	$1,149	$(10,714)	$(11,846)

8.          RESTRUCTURING AND OTHER ASSET WRITEDOWNS

             In the second quarter of 2001, management approved a plan to restructure certain operations in the United States, Spain, Ireland and Asia.  The total charge recorded for this plan was $10,151, which was comprised of the write-off of capitalized assets which were abandoned totaling $4,765, lease termination costs of $1,783 and severance of $3,603 related to personnel reductions of approximately 653 managerial and manufacturing employees.  A corresponding liability for the cash portion of this charge was recorded in accrued expenses and other current liabilities, of which approximately $2,163 was paid during the quarter ended July 1, 2001.  The restructuring plan is expected to be substantially complete by the end of the third quarter of 2001.

             In the first quarter of 2001, management approved a plan to restructure certain of the Company’s Asian operations.  The total charge recorded for this plan was $2,791, which was comprised of lease termination costs of $1,788 and severance of $1,003 related to personnel reductions of approximately 333 managerial and manufacturing employees.  A corresponding liability was recorded in accrued expenses and other current liabilities, of which $837 was paid during the six months ended July 1, 2001.  The restructuring plan was completed during the second quarter of 2001.

             The following table sets forth the activity in the restructuring reserves through July 1, 2001:

Balance at December 31, 2000	$-
Restructuring provision	2,791
Cash payments	464

Balance at April 1, 2001	2,327
Restructuring provision	10,151
Asset writedowns	4,765
Cash payments	2,536

Balance at July 1, 2001	$5,177

             Reserves remaining at July 1, 2001 represent liabilities for severance and lease termination payments.

9.          RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

             In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill.  SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2003. The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements has not yet been determined.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

             We are a leading global provider of advanced electronics manufacturing services to original equipment manufacturers (OEMs). We have established a global network of manufacturing facilities in the world's major electronics markets—North America, Europe and Asia. We have developed relationships with leading OEMs in rapidly growing industries such as wired and wireless communications, networking and storage equipment, computer systems and peripherals, industrial equipment, medical products and commercial avionics. We offer our customers an outsourcing solution that represents a lower total cost of ownership than that provided by their internal operations through efficient management of our business and aggressive management of our asset base. We seek to differentiate ourselves by providing exceptional customer service and by broadly and deeply integrating our services into our customers' OEM operations.  We provide integrated supply chain solutions that address all stages of the product life cycle, including engineering and design, new product introduction, materials procurement and management, printed circuit board assembly, product assembly and system integration, testing, logistics and distribution, and after-market support. We believe that this comprehensive range of services promotes our growth by attracting new customers and capturing additional outsourcing opportunities within our existing customer base.

             Since our founding in 1994, we have experienced substantial growth driven primarily by acquisitions of existing OEM manufacturing facilities and by the increasing number of OEMs who are outsourcing their manufacturing requirements. Over the next several years, we intend to continue to actively pursue strategic acquisitions and to benefit from this increasing trend by OEMs to outsource their manufacturing requirements.

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

             Our operating results are affected by the level of capacity utilization in our manufacturing facilities, indirect labor costs and selling, general and administrative expenses. Gross margins and operating income generally improve during periods of high-volume and high-capacity utilization in our manufacturing facilities and decline during periods of low-volume and low-capacity utilization. However, certain of our customer contracts contain guaranteed minimum commitments, requiring the customer to either purchase certain contractual minimum quantities or pay for amounts in deficit of the minimum purchase commitment.  Such contracts, including our contract with 3Com related to manufacturing services provided in Mt. Prospect, Illinois, help offset the negative impact of low-capacity utilization on gross margins and operating income.

             During the first half of fiscal 2001, the 3Com supply contract related to our Mt. Prospect facility provided a significant positive contribution to our operating results due to 3Com’s contractual payment commitments, that were not accompanied by the corresponding variable expenses associated with the manufacture of products, coupled with 3Com not achieving its contractual minimum requirements.  At 3Com’s request, we anticipate engaging in discussions with 3Com regarding the modification of the Mt. Prospect agreement on mutually beneficial terms to conform to 3Com’s current demand requirements.  While we are mindful of the current economic benefits being realized from the Mt. Prospect contract, we may agree to modify the terms of the contract if we believe it is beneficial to our long-term relationship with 3Com and MSL’s overall financial condition.  Although we do not at this time know whether this contract will be modified, or the terms of such a modification, it is possible that such a modification may have a negative impact on our future quarterly operating results.  Moreover, regardless of the outcome of these discussions with 3Com, we do not believe we will be able to renew the contract on its current favorable terms following the expiration of the contract term on September 30, 2002.

             As a result of the current economic uncertainty and slowdown in the economy generally, several of our customers and competitors have announced layoffs and have indicated that revenues and earnings in future periods may be less than previously expected. Such a slowdown in economic growth could have a negative impact on our future financial performance.

             Our business strategy includes the continued expansion of our global manufacturing network. Currently, approximately 85% of our net sales worldwide are denominated in US dollars, while our labor and utility costs in facilities outside of the United States are denominated in local currencies. Foreign currency gains and losses are the result of transacting business in a currency that is different from the functional currency of our operating entity and the movements in those currencies between the time a transaction is recorded for financial reporting purposes and the time payment is made or received. We currently use forward foreign exchange contracts on a limited basis to minimize our foreign currency risk but not for trading purposes. We expect to continue to utilize forward foreign exchange contracts only to the extent that these contracts minimize exposure and reduce risk from exchange rate fluctuations on specific underlying transactions that create foreign currency exchange rate risk for us. Any increase or decrease in our use of derivative financial instruments will likely be as a result of these contracts. RECENT ACQUISITIONS

             A significant portion of our growth has come from recent acquisitions, which have strengthened existing customer relationships, added new customers and increased our range of service offerings.

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

             In September 2000, we acquired selected inventory, fixed assets and intangible assets from 3Com, an existing customer, for $78.1 million. The purchase price consisted of $59.1 million in cash, financed with a term loan under our bank credit facility, and 1,551,220 shares of our Common Stock. As part of this transaction, we leased a 404,000 square foot manufacturing facility located in Mt. Prospect, Illinois, near Chicago. In connection with this acquisition, we entered into a two-year supply agreement with 3Com to produce digital subscriber line (DSL) and cable modems, carrier systems products and digital cameras. We also retained the facility employees. In addition to expanding our relationship with 3Com, this acquisition enhanced our new product introduction, product assembly and systems integration and testing capabilities.

RESTUCTURING AND OTHER ASSET WRITEDOWNS

             Generally, we enter into business acquisitions or asset acquisitions and related supply agreements with the intention of improving the existing manufacturing operations, reducing costs and improving operating margins.  To accomplish this, we typically assess the manufacturing processes and employee base and restructure the operations.

             During the quarter ended July 1, 2001, we approved a plan to restructure certain operations in the United States, Spain, Ireland and Asia. The total restructuring charge recorded for this plan was $10.2 million, which was comprised of the write-off of capitalized assets which were abandoned of $4.8 million, lease termination costs of $1.8 million and severance of $3.6 million related to personnel reductions of approximately 653 managerial and manufacturing employees.  As of July 1, 2001, we had paid approximately $2.2 million of the cash portion of the charge.  We expect the restructuring plan to be substantially complete by the end of the third quarter of 2001, and the savings from the implementation of this plan to be approximately $18.5 million annually.  We expect to begin realizing the majority of these expense savings in the second half of the year ending December 31, 2001, and most of these savings will be reflected in cost of goods sold in our reported results of operations.

             During the quarter ended April 1, 2001, we approved a plan to restructure certain operations in Asia, including moving some of our Asian operations to China. The total restructuring charge recorded for this plan was $2.8 million, which was comprised of lease termination costs of $1.8 million and severance of $1.0 million related to personnel reductions of approximately 333 managerial and manufacturing employees.  As of July 1, 2001, we had paid $0.8 million of the cash portion of the charge.  The restructuring plan was substantially complete at the end of the second quarter of 2001, and the expected savings from the implementation of this plan are estimated to be approximately $4.3 million annually.  We expect to begin realizing the majority of these expense savings in the second half of the year ending December 31, 2001, and these savings will be reflected in cost of goods sold in our reported results of operations.

             The following table sets forth the activity in the restructuring reserves through July 1, 2001 (dollars in thousands):

Balance at December 31, 2000	$-
Restructuring provision	2,791
Cash payments	464

Balance at April 1, 2001	2,327
Restructuring provision	10,151
Asset writedowns	4,765
Cash payments	2,536

Balance at July 1, 2001	$5,177

             Reserves remaining at July 1, 2001 primarily represent liabilities for severance and lease termination payments.

             We have not implemented any further plans to date to restructure operations.  However, in light of current economic conditions, we may implement further restructuring plans during fiscal 2001.  Such plans may include further headcount reductions, lease terminations, and disposal of underutilized manufacturing assets, as well as shut-downs of manufacturing facilities.  If we were to implement such plans, it may result in significant further restructuring costs related to severance payments and lease termination costs, as well as writedowns of certain long-lived assets, including intangible assets.  In particular, we have supply contracts with 3Com that expire on November 27, 2001 (associated with the asset purchase related to our Salt Lake City, Utah facility) and September 30, 2002 (associated with the asset purchase related to our Mt. Prospect, Illinois facility).  3Com has informed us that it does not wish to renew these contracts on their current terms.  We intend to bid on further business with 3Com following the expiration of these contracts.  If we fail to maintain the same levels of business with 3Com under the Salt Lake City or Mt. Prospect contracts following their expiration, it may result in the impairment of significant intangible assets related to our relationship with 3Com or a reduction of the amortization period of the intangible assets to the contract term.  However, based on current information, there is no impairment related to intangible assets associated with 3Com, and the current amortization periods assigned to the intangibles are considered appropriate.  We do not believe the cash charges from any restructuring actions undertaken during the balance of fiscal 2001 would exceed $12.0 million.  Potential charges related to asset writedowns are not currently estimable.

RESULTS OF OPERATIONS

             The following table sets forth specified operating data, in dollars and as a percentage of net sales, for the periods indicated:

	Three Months Ending				Six Months Ending

	July 1, 2001		July 2, 2000		July 1, 2001		July 2, 2000

	(Dollars in thousands)
Net sales	$403,505	100.0%	$362,422	100.0%	$932,213	100.0%	$695,242	100.0%
Cost of goods sold	371,288	92.0	341,266	94.2	865,860	92.9	657,771	94.6

Gross profit	32,217	8.0	21,156	5.8	66,353	7.1	37,471	5.4
Selling, general and administrative (a)	23,634	5.9	14,191	3.9	47,563	5.1	30,893	4.4
Restructuring and other asset writedowns	10,151	2.5	—	—	12,942	1.4	—	—
Litigation settlement (b)	—	—	—	—	—	—	6,000	0.9

Operating income (loss)	(1,568)	(0.4)	6,965	1.9	5,848	0.6	578	0.1
Interest expense, net	(5,826)	(1.4)	(4,085)	(1.1)	(11,550)	(1.2)	(7,561)	(1.1)
Foreign exchange gain (loss)	229	0.1	(293)	(0.1)	192	(0.0)	(966)	(0.1)

Income (loss) before provision for income taxes and extraordinary loss	(7,165)	(1.8)	2,587	0.7	(5,510)	(0.6)	(7,949)	(1.1)
Provision for income taxes	463	0.1	739	0.2	1,036	0.1	1,026	0.1

Income (loss) before extraordinary loss	(7,628)	(1.9)	1,848	0.5	(6,546)	(0.7)	(8,975)	(1.3)
Extraordinary loss	—	—	(627)	—	—	—	(627)	(0.1)

Net income (loss)	$(7,628)	(1.9)%	$1,221	0.5%	$(6,546)	(0.7)%	$(9,602)	(1.4)%

(a)	Includes $334, $232, $519 and $4,219 of non-cash charges related to stock-based compensation in the three months ended
July 1, 2001 and July 2, 2000, and the six months ended July 1, 2001 and July 2, 2000, respectively.

(b)	Represents the settlement of a legal claim arising from a potential acquisition that was not consummated.

FISCAL QUARTER ENDED JULY 1, 2001 COMPARED TO FISCAL QUARTER ENDED JULY 2, 2000

NET SALES

             Net sales for the quarter ended July 1, 2001 increased $41.1 million, or 11.3%, to $403.5 million from $362.4 million for the quarter ended July 2, 2000. Net sales for the quarter ended July 1, 2001 included $87.0 million attributable to our Mt. Prospect and Guerande facilities, which were acquired in September 2000 and January 2001, respectively. Additional increases include $21.3 million from three existing customers and $20.4 million from three new customers.  These additional sales were partially offset by volume reductions in two customers' programs of $20.8 million due to cancellation of these customers’ programs.  Other volume reductions are primarily related to the economic downturn experienced during the first half of 2001.

GROSS PROFIT

             Gross profit increased to 8.0% of net sales for the quarter ended July 1, 2001 from 5.8% of net sales for the quarter ended July 2, 2000. This increase resulted primarily from the positive effects of our Mt. Prospect and Guerande facilities, which operate under customer contracts with guaranteed minimum purchase commitments.  Our contract with 3Com related to our Mt. Prospect facility provided the majority of this contribution.  Gross profit was also positively impacted by the mix of customer programs in the quarter ended July 1, 2001. These increases were partially offset by the decrease in utilization of our manufacturing capacity related to the economic downturn experienced during the first half of 2001.

SELLING, GENERAL AND ADMINISTRATIVE

             Selling, general and administrative expense for the quarter ended July 1, 2001 increased to $23.6 million, or 5.9% of net sales, from $14.2 million, or 3.9% of net sales, for the quarter ended July 2, 2000. This increase related to the asset and business acquisitions that occurred since the second quarter of 2000, including amortization of intangible assets ($0.4 million) and expenses related to human resources, accounting and information systems necessary to support the new facilities ($2.5 million). Additional increases include consulting and professional fees ($2.9 million), primarily associated with integrating information systems, amortization of internal use software ($0.7 million), administrative costs associated with four start-up operations and growth of our corporate organization to support new facilities acquired or opened since July 2, 2000.

INTEREST EXPENSE, NET

             Net interest expense increased to $5.8 million for the quarter ended July 1, 2001 from $4.1 million for the quarter ended July 2, 2000, reflecting higher average borrowings, partially offset by the impact of decreasing interest rates.

FOREIGN EXCHANGE GAINS/LOSSES

             Foreign exchange gains for the three months ended July 1, 2001 were $0.2 million.  Foreign exchange losses for the three months ended July 2, 2000 were $0.3 million.  The foreign exchange gains and losses realized in both periods are primarily related to the changes in the value of the US dollar in relation to the Spanish peseta on materials purchased in Valencia which must be settled in US dollars.

PROVISION FOR INCOME TAXES

             Provision for income taxes was $0.5 million for the quarter ended July 1, 2001 and $0.7 million for the quarter ended July 2, 2000. Our tax provisions in both quarters resulted from the mix of profits and losses experienced by us across the jurisdictions within which we operate. For the quarter ended July 1, 2001, losses in Asia provided us with no income tax benefit while profits in Spain and France required us to record tax provisions.  There is no tax provision on profits in the United States due to the benefit of net operating loss carryforwards, against which a full valuation allowance had previously been provided.

SIX MONTHS ENDED JULY 1, 2001 COMPARED TO SIX MONTHS ENDED JULY 2, 2000

NET SALES

             Net sales for the six months ended July 1, 2001 increased $237.0 million, or 34.0%, to $932.2 million from $695.2 million for the six months ended July 2, 2000. Net sales for the six months ended July 1, 2001 included $206.3 million attributable to our Mt. Prospect and Guerande facilities, which were acquired in September 2000 and January 2001, respectively. Additional increases include $68.3 million from five existing customers and $50.4 million from three new customers.  These additional sales were partially offset by volume reductions related to the economic downturn as well as $29.0 million related to the cancellation of two customers' programs.

GROSS PROFIT

             Gross profit increased to 7.1% of net sales for the six months ended July 1, 2001 from 5.4% of net sales for the six months ended July 2, 2000. This increase resulted primarily from the positive effects of our Mt. Prospect and Guerande facilities, which operate under customer contracts with guaranteed minimum purchase commitments. Our contract with 3Com related to our Mt. Prospect facility provided the most significant contribution.  Gross profit was also positively impacted by the mix of customer programs in the six months ended July 1, 2001.  These increases were partially offset by the decrease in utilization of our manufacturing capacity related to the economic downturn experienced during the first half of 2001.

SELLING, GENERAL AND ADMINISTRATIVE

             Selling, general and administrative expense for the six months ended July 1, 2001 increased to $47.6 million, or 5.1% of net sales, from $30.9 million, or 4.4% of net sales, for the six months ended July 2, 2000. This increase related to the asset and business acquisitions that occurred since the second quarter of 2000, including amortization of intangible assets ($1.0 million) and expenses related to human resources, accounting and information systems necessary to support the new facilities ($5.6 million). Additional increases include consulting and professional fees, primarily associated with integrating information systems ($4.5 million), amortization of internal use software ($1.3 million), additions to the allowance for doubtful accounts ($1.2 million), administrative costs associated with four start-up operations and growth of our corporate organization to support new facilities acquired or opened since July 2, 2000.  These increases were partially offset by a reduction in stock-based compensation due to a $3.8 million charge recognized in the quarter ended April 2, 2000 related to stock granted to senior management.

LEGAL SETTLEMENT

             In April 2000, we agreed to settle a claim for damages brought against us arising from a potential acquisition that was not consummated.  As a result, we recorded a $6.0 million charge in the three months ended April 2, 2000.

INTEREST EXPENSE, NET

             Net interest expense increased to $11.6 million for the six months ended July 1, 2001 from $7.6 million for the six months ended July 2, 2000, reflecting higher average borrowings, partially offset by the impact of decreasing interest rates.

FOREIGN EXCHANGE GAINS/LOSSES

             Foreign exchange gains for the six months ended July 1, 2001 were $0.2 million compared to foreign exchange losses of $1.0 million for the six months ended July 2, 2000.  Approximately $0.4 million of the loss for the six months ended July 2, 2000 related to the strengthening of the US dollar in relation to the Spanish peseta on materials purchased in Valencia which must be settled in US dollars.  The remaining $0.6 million of the loss was attributable to the strengthening of the US dollar in relation to the Spanish peseta in connection with a US dollar denominated loan in Valencia.  The change in foreign exchange gains and losses was attributable to the increased use, and effectiveness, of forward foreign exchange contracts to hedge currency losses.

PROVISION FOR INCOME TAXES

             Provision for income taxes was $1.0 million for both the six months ended July 1, 2001 and the six months ended July 2, 2000.  Our tax provisions in both periods resulted from the mix of profits and losses experienced by us across the jurisdictions within which we operate. For the six months ended July 1, 2001, losses in Asia provided us with no income tax benefit while profits in Spain and France required us to record tax provisions.  There is no tax provision on profits in the United States due to the benefit of net operating loss carryforwards, against which a full valuation allowance had previously been provided.

LIQUIDITY AND CAPITAL RESOURCES

             At July 1, 2001, we had cash and cash equivalents of $17.5 million, total bank and other debt of $209.9 million and $58.5 million of unused borrowing capacity under our revolving bank credit facility.  During the quarter ended July 1, 2001, our operations were funded primarily with borrowings under our bank credit facility and cash generated from operations.

             Net cash used in operating activities of $0.6 million for the six months ended July 1, 2001 resulted primarily from a net loss of $6.5 million and a decrease in operating liabilities of $247.3 million, offset by items such as depreciation and amortization of $18.1 million, a decrease in operating assets of $226.0 million and non-cash charges related to loss on disposal and abandonment of fixed assets and additions to allowance for doubtful accounts totaling $7.3 million.  The decrease in operating assets included  a $97.0 million reduction in inventory attributable to the sale of excess inventory under the provisions of our customer contracts.  Of the $97.0 million of excess inventory sales recorded during the period, $21.0 million remaining to be collected were recorded in prepaid expenses and other current assets at July 1, 2001.  Net cash used in operating activities of $20.7 million for the six months ended July 2, 2000 resulted primarily from a net loss of $9.6 million and an increase in operating assets of $85.5 million offset by an increase of operating liabilities of $53.4 million, depreciation and amortization of $12.7 million and other non-cash items aggregating $8.3 million.  Other non-cash items include non-cash charges for equity awards of $4.0 million and other non-cash charges of $1.0 million associated with the obligations of Donaldson, Lufkin & Jenrette Securities Corporation under a litigation settlement agreement with Lockheed Martin Corporation.  The increase in depreciation and amortization for the six months ended July 1, 2001 compared to the six months ended July 2, 2000 reflects the impact of asset and business acquisitions since July 2, 2000 as well as an overall increase in the depreciable asset base due to investments in manufacturing equipment and internal use software.

             Net cash used in investing activities for the six months ended July 1, 2001 was $13.3 million, consisting primarily of $11.1 million of net capital expenditures, $0.8 million of internal use software, and $1.4 million for the acquisition of intangible assets related to our Guerande facility.  Capital expenditures include $3.9 million related to the purchase of our Guerande facility. Net cash used in investing activities for the six months ended July 2, 2000 was $19.0 million, consisting of $11.3 million of capital expenditures, $4.9 million of internal use software, and, using proceeds from the initial public offering, $2.8 million for the acquisition of Qualitronics, Inc.  Capital expenditures consisted of production equipment for our Arden Hills, Asia and Salt Lake City facilities and computer hardware and software in Salt Lake City.

             Net cash provided by financing activities for the six months ended July 1, 2001 was $22.4 million, consisting of net borrowings under our bank credit facility of $21.6 million and proceeds from the issuance of stock under our employee stock purchase plan of $1.1 million.  Net cash provided by financing activities for the six months ended July 2, 2000 was $55.1 million, including net proceeds of $161.4 million from the issuance of common stock in the initial public offering which closed in June 2000.  These proceeds were used to pay off a portion of borrowings under our bank credit facility ($99.5 million) and retire all of our outstanding senior preferred stock ($58.9 million, including remaining dividends owed).  Other financing activities for the six months ended July 2, 2000 included net borrowings under our bank credit facility of $54.1 million, excluding amounts paid off with proceeds from the initial public offering, and $1.9 million of dividends paid on our senior preferred stock prior to the retirement.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

             In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill.  SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and we will adopt the provisions, as required, in fiscal year 2002. The impact of SFAS No. 141 and SFAS No. 142 on our financial statements has not yet been determined.

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

             We depend on a small number of customers for a large portion of our business. Our ten largest customers accounted for approximately 87% of net sales in the six months ended July 1, 2001 and approximately 88% of net sales for fiscal 2000.  Changes in our customers' orders have, in the past, had a significant impact on our operating results. If a major customer significantly reduces the amount of business it does with us, there would be an adverse impact on our operating results.

             We expect to continue to depend on sales to our major customers. Because it is not always possible to replace lost business on a timely basis, it is likely that our operating results would be adversely affected if one or more of our major customers were to cancel, delay or reduce a large amount of business with us in the future. Our customer agreements typically permit the customer to terminate the agreement on three to six month's notice. Were a customer to terminate its agreement with us, it is likely that our operating results would be adversely affected.  Moreover, our operating results have been positively affected by several customer contracts containing guaranteed minimum commitments, including our contract with 3Com at our Mt. Prospect, Illinois facility.  While those contracts generally have fixed terms and may not be terminated (absent a breach) prior to their stated expiration, our operating results would be adversely affected if we fail to renew those contracts on similarly favorable terms.

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

THE INCURRENCE OF INDEBTEDNESS COULD HARM OUR OPERATING RESULTS AND FINANCIAL CONDITION.

             Our growth and acquisition strategy could require us to incur substantial amounts of indebtedness. As of July 1, 2001, our total debt was $209.9 million and our interest expense for the six months ended July 1, 2001 was $5.8 million. In addition, we may incur additional indebtedness in the future.  Our future level of indebtedness could have adverse consequences for our business, including:

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

             Our annual and quarterly results may vary significantly depending on various factors, many of which are beyond our control, and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would likely decline. These factors include:

-	variations in the timing and volume of customer orders relative to our manufacturing capacity;

-	introduction and market acceptance of our customers' new products;

-	changes in demand for our customers' existing products;

-	the timing of our expenditures in anticipation of future orders;

-	effectiveness in managing our manufacturing processes;

-	changes in competitive and economic conditions generally or in our customers' markets

-	the timing of, and the price we pay for, acquisitions and related integration costs;

-	changes in the cost or availability of components or skilled labor; and

-	foreign currency exposure.

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

WE ARE SUBJECT TO A VARIETY OF ENVIRONMENTAL LAWS THAT EXPOSE US TO POTENTIAL FINANCIAL LIABILITY.

             Our operations are regulated under a number of federal, state and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of these materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource, Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us because we use hazardous materials in our manufacturing process. In addition, because we are a generator of hazardous wastes, we, along with any other person who arranges for the disposal of our wastes, may be subject to financial exposure for costs associated with an investigation and any remediation of sites at which we have arranged for the disposal of hazardous wastes if these sites become contaminated, even if we fully comply with applicable environmental laws. In the event of a violation of environmental laws, we could be held liable for damages. And for the costs of remedial actions and could also be subject to revocation of our effluent discharge permits. Any revocation could require us to cease or limit production at one or more of our facilities, thereby negatively impacting our revenues and results of operations. Environmental laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation, which also could negatively impact our operating results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

             There have been no material changes in our market risk during the quarter ended July 1, 2001.  Market risk information is contained under the caption “Quantitative and Qualitative Disclosure Relating to Market Risks” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held on May 22, 2001, the following proposals were adopted by the margins indicated:

To elect two Class I directors to serve on the Board of Directors until the 2004 Annual Meeting of Stockholders or until their successors are duly elected and qualified

	Number of Shares

	Voted For	Withheld
William J. Weyand	25,364,019	369,369
Karl R. Wyss	25,364,019	369,369

To approve an amendment to the 2000 Equity Incentive Plan, as amended, (“Plan”) to increase the number of shares available under the Plan from 2,668,750 to 5,668,750

Number of Shares

Voted For	Voted Against	Abstain	Broker Non-Votes
14,211,555	3,113,498	20,700	8,387,635

To ratify the appointment of PricewaterhouseCoopers as the independent auditors of the Company for the year ending December 31, 2001.

Number of Shares

Voted For	Voted Against	Abstain	Broker Non-Votes
25,709,227	10,926	13,235	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

 EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

2.1(1)	Securities Purchase Agreement dated as of January 20, 1995 by and among MSL and the parties listed therein.
2.2(1)	Warrant Agreement dated as of August 31, 1995 by and among MSL, Bank of America National Trust and Savings Association and the parties listed therein.
2.3(1)	Preferred Stock and Warrant Subscription Agreement dated as of November 26, 1999 by and among MSL and the parties listed therein.
2.4(1)	Escrow Agreement dated as of November 26, 1999 by and among MSL and the parties listed therein.
2.5(1)	Asset Purchase Agreement dated as of November 19, 1999 among 3Com Corporation, Manufacturers' Services Limited and Manufacturers' Services Salt Lake City Operations, Inc.
2.6(2)	Asset Purchase Agreement dated as of September 26, 2000 among 3Com Corporation, Manufacturers' Services Limited and Manufacturers' Services Salt Lake City Operations, Inc.
3.1(1)	Restated Certificate of Incorporation of MSL.
3.2(1)	Amended and Restated By-Laws of MSL.
3.4(5)	Amended and Restated Articles of Incorporation of MSL
3.3(1)	Form of certificate representing shares of common stock, $.001 par value per share.
4.1(1)	Stockholders Agreement dated as of January 20, 1995 by and among MSL and the stockholders named therein.
4.2(1)	Stockholders Agreement Amendment dated November 26, 1999 by and among MSL and the stockholders named therein.
4.3(1)	Credit Agreement dated August 21, 1998 among MSL, MSL Overseas Finance B.V and the lenders named therein.
4.4(1)	First Amendment to Credit Agreement and Limited Waiver dated as of February 26, 1999 by and among MSL, MSL Overseas Finance B.V. and the lenders named in the Credit Agreement.
4.5(1)	Second Amendment to Credit Agreement and Consent dated as of November 23, 1999 by and among MSL, MSL Overseas Finance B.V. and the lenders named in the Credit Agreement.
4.6(4)	First Amended and Restated Credit Agreement dated as of September 29, 2000 by and between Manufacturers' Services Limited and the lenders named in the Credit Agreement.
4.7(4)	First Amendment Agreement and Consent dated as of September 29, 2000 by and between Manufacturers' Services Limited and the lenders named therein.
4.8(3)	First Amendment to First Amended and Restated Credit Agreement dated as of October 25, 2000 by and between Manufacturers' Services Limited and the lenders named therein
4.9(5)	Second Amendment to First Amended and Restated Credit Agreement dated as of March 2, 2001 by and between Manufacturers’ Services Limited and the lenders named therein
10.1(1)	Employment Agreement dated as of January 20, 1995 by and between MSL and Kevin C. Melia.
10.2(1)	Employment Letter dated as of June 20, 1997 by and between MSL and Robert E. Donahue.
10.3(1)	Employment Letter dated as of September 27, 1995 by and between MSL and Rodolfo Archbold.
10.4(1)	Employment Letter dated as of January 4, 1996 by and between MSL and Dale R. Johnson.
10.5(1)	Severance Letter dated June 25, 1996 by and between MSL and Dale R. Johnson.
10.6(1)	Employment Letter dated as of January 23, 1998 by and between MSL and James N. Poor.
10.7(1)	Second Amended and Restated Non-Qualified Option Plan.
10.8(1)	Form of 2000 Equity Incentive Plan.
10.9(1)	Form of 2000 Employee Stock Purchase Plan.
10.10(1)	Form of Indemnification Agreement.
10.11(1)	Office/Warehouse Lease dated as of April 14, 1997 by and between Amberjack, Ltd. and Manufacturers' Services Limited - Roseville, Inc.
10.12(1)	Lease dated as of May 5, 1998 by and between International Business Machines Corporation and Manufacturers' Services Western U.S. Operations, Inc.
10.13(1)	Supply Agreement dated as of November 27, 1999 buy and between MSL and 3Com Corporation.
10.14(1)	Outsourcing Agreement dated as of June 1, 1998 by and between International Business Machines Corporation and Manufacturers' Services Western US Operations, Inc.
10.15(1)	Manufacturing, Integration and Fulfillment Contract dated as of June 26, 1998 by and between International Business Machines S.A. and Global Manufacturers' Services - Valencia
10.16(1)	Global Requirements Agreement No. MSL 183G dated as of July 30, 1997 by and between MSL and Iomega Corporation.
10.17(1)	Supply Agreement dated as of November 27, 1999 by and between MSL and Palm Computing, Inc.
10.18(1).	Manufacturing Services Agreement dated as of June 1, 1999 by and between Hewlett-Packard Singapore Pte Ltd. and Manufacturers' Services Singapore Pte Ltd
10.19(1)	2000 Cash Incentive Compensation Plan.
10.20(4)	Supply Agreement dated as of September 26, 2000 between Manufacturers' Services Salt Lake City Operations, Inc. and 3Com Corporation.
10.21(4)	Lease dated as of September 26, 2000 by and between 3Com Corporation and Manufacturers' Services Salt Lake City Operations, Inc.
10.22(4)	2000 Non-employee Director Stock Option Plan, as amended
10.23(4)	2000 Non-qualified Stock Option Plan
10.24(4)	Second Amended and Restated Non-qualified Stock Option Plan, as amended
10.25(4)	2000 Equity Incentive Plan, as amended
10.26(5)	Form of Change in Control Agreement for Kevin Melia, Robert Donahue, Albert Notini, Rodolfo Archbold, James Poor, Alan Cormier, Richard Gaynor, Francis Binder, Richard Buckingham and Sam Landol
10.27(5)	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and Palm, Inc., effective as of December 1, 2000.
10.28(5)	Amendment to Employment Letter dated as of September 27, 1995 between MSL and Rodolfo Archbold
10.29(5)	First Amendment to Supply Agreement between Manufacturers Services Salt Lake City Operations, Inc. and 3Com Corporation, effective as of January 15, 2001
10.30	2000 Equity Incentive Plan, as amended
10.31	2000 Employee Stock Purchase Plan, as amended
10.32	2000 Non-Qualified Stock Option Plan, as amended

+	Confidential treatment requested as to certain portions which portions have been filed separately with the Securities and Exchange Commission.

(1)	Filed as an Exhibit to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-96227), filed on February 4, 2000
(2)	Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on October 11, 2000
(3)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on December 5, 2000
(4)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2000
(5)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on April 2, 2001

(b)        Reports on Form 8-K

             On May 18, 2001, the Company filed a report on Form 8-K furnishing information under Item 9, Regulation FD Disclosure.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

MANUFACTURERS' SERVICES LIMITED
(Registrant)

Date: August 14, 2001

By: /s/ Albert A. Notini

Albert A. Notini
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By: /s/ Richard J. Gaynor

Richard J. Gaynor
Vice President and
Corporate Controller
(Principal Accounting Officer)