Form 10-Q
period 2001-09-30
MANUFACTURERS SERVICES LTD
filed 2001-11-14
CIK 940298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to _________

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

At November 13, 2001, there were 33,929,682 shares of Common Stock, $0.001 par value, outstanding.

MANUFACTURERS' SERVICES LIMITED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MANUFACTURERS' SERVICES LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2001	2000
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$21,774	$10,388
Accounts receivable, less allowance for doubtful accounts of $10,479 and $2,239 at September 30, 2001 and December 31, 2000, respectively	206,636	359,978
Inventories	165,608	363,485
Prepaid expenses and other current assets	28,981	36,060

Total current assets	422,999	769,911

Property and equipment, net	59,320	93,649
Goodwill and other intangibles, net	14,100	44,535
Other assets	14,504	25,422

Total assets	$510,923	$933,517

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligations	$5,927	$7,737
Accounts payable	175,605	474,579
Accrued expenses and other current liabilities	50,696	53,170

Total current liabilities	232,228	535,486

Long-term debt and capital lease obligations	136,385	181,344
Other liabilities	3,423	1,239

Total liabilities	372,036	718,069

Commitments and contingencies (Note 3)

Stockholders' equity
Preferred stock, $0.001 par value, 3,000,000 shares authorized; no shares issued and outstanding

Common stock, $0.001 par value; 150,000,000 shares authorized; 33,828,638 and 33,346,735 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	34	33
Additional paid in capital	264,356	262,024
Accumulated deficit	(105,441)	(34,396)
Accumulated other comprehensive loss	(13,315)	(12,213)
Treasury stock, at cost; 1,551,220 shares at September 30, 2001	(6,747)	---

Total stockholders' equity	138,887	215,448

Total liabilities and stockholders' equity	$510,923	$933,517

See accompanying notes to the interim condensed consolidated financial statements.

MANUFACTURERS' SERVICES LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2001	2000	2001	2000
Net sales	$318,247	$424,444	$1,250,460	$1,119,686
Cost of goods sold	294,419	399,450	1,160,279	1,057,221

Gross profit	23,828	24,994	90,181	62,465

Operating expenses:
Selling, general and administrative	94,051	16,267	154,556	47,160
Legal settlement	-	-	-	6,000

Operating income (loss)	(70,223)	8,727	(64,375)	9,305

Interest expense, net	(4,816)	(3,546)	(16,366)	(11.107)
Foreign exchange gain (loss)	(129)	(1,756)	63	(2,722)
Other income	11,255	-	11,255	-

Income (loss) before provision for income taxes	(63,913)	3,425	(69,423)	(4,524)
Provision for income taxes	586	854	1,622	1,880

Income (loss) before extraordinary loss	$(64,499)	$2,571	$(71,045)	$(6,404)
Extraordinary loss	-	(2,036)	-	(2,663)

Net income (loss)	$(64,499)	$535	$(71,045)	$(9,067)

Net income (loss) applicable to common stock	$(64,499)	$535	$(71,045)	$(30,991)

Basic income (loss) per share:
Income (loss) before extraordinary loss	$(1.92)	$0.08	$(2.12)	$(1.17)
Extraordinary loss	$--	$(0.06)	$--	$(0.11)
Net income (loss) applicable to common stock	$(1.92)	$0.02	$(2.12)	$(1.28)
Weighted average shares outstanding	33,647,342	31,620,372	33,548,072	24,122,559

Diluted income (loss) per share:
Income (loss) before extraordinary loss	$(1.92)	$0.08	$(2.12)	$(1.17)
Extraordinary loss	$--	$(0.06)	$--	$(0.11)
Net income (loss) applicable to common stock	$(1.92)	$0.02	$(2.12)	$(1.28)
Weighted average shares outstanding	33,647,342	32,977,277	33,548,072	24,122,559

See accompanying notes to the interim condensed consolidated financial statements.

MANUFACTURERS' SERVICES LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(IN THOUSANDS)

	NINE MONTHS ENDED
	September 30,	October 1,
	2001	2000
CASH FLOWS RELATING TO OPERATING ACTIVITIES:
Net loss	$(71,045)	$(9,067)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	27,289	19,934
Amortization of capitalized finance fees	1,983	988
Extraordinary loss	-	2,663
Additions to allowance for doubtful accounts	10,753	661
Non cash charge for equity awards	779	4,429
Foreign exchange loss	538	2,145
Deferred taxes	(1,391)	45
Write-downs on disposal and impairment of capitalized assets	59,402	-
Gain on stock return by customer	(6,747)	-
Litigation settled by shareholder	-	1,000
Changes in operating assets and liabilities:
Accounts receivable	141,971	(94,463)
Inventories	194,537	(135,574)
Prepaid expenses and other assets	9,311	3,636
Accounts payable	(294,646)	75,744
Accrued expenses and other liabilities	(395)	8,449

Net cash provided by (used in) operating activities	72,339	(119,410)

CASH FLOWS RELATING TO INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	-	(3,763)
Purchase of intangible assets	(1,393)	(5,972)
Proceeds from sale of fixed assets	266	3,568
Purchases of property and equipment	(13,261)	(30,687)
Cost of internal use software	(1,262)	(9,595)

Net cash used in investing activities	(15,650)	(46,449)

CASH FLOWS RELATING TO FINANCING ACTIVITIES:
Proceeds from long-term debt	-	110,000
Net proceeds from (payments on) revolving line-of-credit	(40,800)	62,400
Repayments of long-term debt and capital lease obligations	(5,671)	(81,101)
Debt issuance and amendment costs	(373)	(7,229)
Proceeds from exercise of stock options	193	1,481
Proceeds from employee stock purchase plan	2,140	-
Proceeds from the issuance of common stock, net of issuance costs	-	161,427
Retirement of preferred stock	-	(57,000)
Dividend payments on preferred stock	-	(4,135)

Net cash provided by (used in) financing activities	(44,511)	185,843

Effect of foreign exchange rates on cash	(792)	(1,790)

Net increase in cash	11,386	18,194
Cash and cash equivalents at beginning of period	$10,388	$24,182
Cash and cash equivalents at end of period	$21,774	$42,376

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

2.          CURRENT ASSETS

Inventories are comprised of the following:

	September 30,	December 31,
	2001	2000
Raw materials and purchased inventory	$128,473	$310,175
Work-in-process	34,258	48,162
Finished goods	2,877	5,148

	$165,608	$363,485

As of September 30, 2001, the Company had approximately $30,900 of current assets associated with a customer that is disputing its obligation to pay the Company for a portion of these assets.  Of these total assets, $18,100 are outstanding receivables and $12,800 is inventory purchased specifically for the customer. The Company is engaged in discussions with the customer to resolve the disputed amounts. Although the customer continues to make scheduled periodic payments to the Company, no final agreement has been reached to date. While the customer has sufficient unencumbered assets to satisfy the full amounts the Company believes it is owed, the customer’s ability to pay, or the timing within which the customer will pay the Company, could be negatively impacted by certain restrictions on the disposition of its largest tangible assets and general weakness in the customer’s overall financial performance. The Company has established a reserve of approximately $13,700, but is vigorously pursuing collection of the entire $30,900. The Company continues to pursue opportunities to reduce the assets by manufacturing product, upon receipt of cash in advance of production, for the customer using on-hand inventory related to the customer.  In the third quarter of 2001, the Company began deferring revenue recognition on these shipments until receipt of payment.  No revenue was recognized on products shipped to this customer during the quarter ended September 30, 2001.

3.          CONTINGENCIES

DEFERRED REVENUE

In June 2000, the Company received a payment of $14,592 in connection with a supply agreement with a customer. The agreement includes a provision whereby the Company will either retain or repay a portion of this amount each quarter, through the fourth quarter of 2001, dependent upon sales levels achieved in each quarter.  This $14,592 was recorded as deferred revenue, and is being amortized as the Company either recognizes the revenue or repays amounts to the customer.  At September 30, 2001, the remaining deferred revenue balance of approximately $1,500 was included in accrued expenses.  During the quarter ended September 30, 2001, approximately $2,000 was recognized as revenue based on the sales levels achieved.

4.          ACQUISITIONS

In September 2000, the Company acquired certain assets from 3Com Corporation used in the production of cable and DSL modems, carrier systems products and digital cameras for total consideration of $79,127. In the second quarter of 2001, the Company finalized the purchase price allocation, resulting in a decrease of $1,053 to the long-term assets acquired in the transaction. In connection with the asset acquisition, the Company entered into a two-year supply agreement with 3Com. During the nine months ended September 30, 2001, the supply agreement provided a significant positive contribution to the Company's operating results due to 3Com's contractual payment commitments, that were not accompanied by the corresponding variable expenses associated with the manufacture of products, as 3Com did not achieve its contractual minimum requirements. On September 14, 2001, the supply agreement was amended. The amendment allowed the Company to reduce a significant amount of the cost base it had been maintaining to support its capacity requirements for 3Com, reduces correspondingly the amount of 3Com's minimum guaranteed purchase commitments and provides for the Company to continue manufacturing products for 3Com at a level equal to 3Com's current demand. 3Com’s minimum guaranteed purchase commitments were reduced from $30,000 per quarter to average quarterly commitments of approximately $11,700. The amendment shortens the minimum commitment aspect of the supply agreement to June 30, 2002 and accelerates the receipt of payments to the Company. In connection with this amendment, the Company reduced its workforce at its Mt. Prospect facility by approximately 60% (note 8).

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

5. BUSINESS SEGMENT INFORMATION

The Company's operations comprise a single line of business, providing electronics design and manufacturing services. Information about the Company's operations in different geographic regions is presented in the table below:

		Three Months Ended		Nine Months Ended
		September 30,	October 1,	September 30,	October 1,
		2001	2000	2001	2000
Net sales
United States	— Corporate	$—	$—	$—	$—
	— Operations	228,007	300,129	925,212	783,170
Europe		82,796	81,415	276,118	224,883
Asia		7,444	42,900	49,130	111,633

		$318,247	$424,444	$1,250,460	$1,119,686

Operating income (loss)
United States	— Corporate	$(6,965)	$(5,313)	$(21,388)	$(26,606)
	— Operations	(60,905)	8,419	(29,421)	21,493
Europe		3,073	3,921	7,295	10,198
Asia		(5,426)	1,700	(20,859)	4,220

		$(70,223)	$8,727	$(64,375)	$9,305

		September 30,	December 31,
		2001	2000
Identifiable Assets
United States	— Corporate	$14,565	$13,395
	— Operations	315,485	662,559
Europe		139,605	173,426
Asia		41,268	84,137

		$510,923	$933,517

6. EARNINGS PER SHARE

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income (loss) per share before extraordinary loss as required by SFAS 128:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2001	2000	2001	2000
Numerator—basic and diluted earnings per share:
Income (loss) before extraordinary loss	$(64,499)	$2,571	$(71,045)	$(6,404)
Dividends on senior redeemable preferred stock	—		—	(3,464)
Accretion of senior redeemable preferred stock and call premium	—		—	(18,460)

Income (loss) available to common stockholders before extraordinary loss	$(64,499)	$2,571	$(71,045)	$(28,328)

Denominator:
Basic income (loss) per share — weighted average shares outstanding	33,647,342	31,620,372	33,548,072	24,122,559
Effect of dilutive securities — stock options and warrants	—	1,356,905	—	—

Diluted income (loss) per share — Weighted average shares outstanding	33,647,342	32,977,277	33,548,072	24,122,559

Basic income (loss) per share	$(1.92)	$0.08	$(2.12)	$(1.17)
Diluted income (loss) per share	$(1.92)	$0.08	$(2.12)	$(1.17)

For the three and nine months ended September 30, 2001, 5,352,810 anti-dilutive options and warrants have been excluded from the calculation of EPS and for the three and nine months ended October 1, 2000, 1,500 and 3,944,654, respectively, anti-dilutive options and warrants have been excluded from the calculation of EPS, as the Company had a net loss available to common stockholders for the periods or the exercise price was greater than the estimated fair market price of the common shares.

7. COMPREHENSIVE INCOME (LOSS)

The following table illustrates the components of comprehensive income (loss) as required by SFAS 130:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2001	2000	2001	2000
Net income (loss)	$(64,499)	$535	$(71,045)	$(9,067)
Other comprehensive income (loss)
Foreign currency translation adjustments	3,066	(2,742)	(1,102)	(4,940)
Unrealized gain on securities held for sale	—	195	—	149

Comprehensive loss	$(61,433)	$(2,012)	$(72,147)	$(13,858)

8.          RESTRUCTURING AND OTHER ASSET WRITEDOWNS

In the third quarter of 2001, management approved a plan to restructure certain operations in the United States and Asia.  Pursuant to the restructuring plan, the Company announced its intention to close its Salt Lake City, Utah facility in the first quarter of 2002 in light of operating losses related to declining demand from the facility's primary customers.  During the nine months ended September 30, 2001, the facility generated revenues of $323,879 and a net operating loss, excluding restructuring charges and asset impairments, of $14,967. During fiscal 2000, the facility generated revenues of $577,830 and operating income of $5,070. Production for customers served in the Company's Salt Lake City facility is expected to be transferred to one or more of the Company's other facilities. Restructuring costs related to closure of the Salt Lake City facility recorded in the third quarter of 2001 were $54,460 and were comprised of severance costs of $1,594 for approximately 200 manufacturing and managerial employees, lease termination costs of $613 and the write-down of intangible assets, machinery and equipment and other capitalized assets of $52,254. Of these asset write-downs, $24,687 was related to intangible assets. The remaining tangible assets were written down to their estimated fair market value and are to be disposed of in the first quarter of 2002.

Other charges recorded for this plan, related to downsizing operations at the Company's Mt. Prospect, Illinois facility as well as other operations in the United States and Asia, totaled $12,297. These charges were comprised of the write-down of capitalized assets to be abandoned of $2,383, lease termination costs of $207 and severance of $9,706 related to personnel reductions of approximately 1,017 managerial and manufacturing employees.  A corresponding liability for the cash portion of the third quarter restructuring charge was recorded in accrued expenses and other current liabilities, of which approximately $1,346 was paid during the quarter ended September 30, 2001.  The restructuring plan is expected to be substantially complete by the end of the first quarter of 2002.

In the second quarter of 2001, management approved a plan to restructure certain operations in the United States, Spain, Ireland and Asia.  The total charge recorded for this plan was $10,151, which was comprised of the write-off of capitalized assets which were abandoned totaling $4,765, lease termination costs of $1,783 and severance costs of $3,603 related to the reduction of approximately 653 managerial and manufacturing employees.  A corresponding liability for the cash portion of this charge was recorded in accrued expenses and other current liabilities, of which approximately $4,675 was paid during the nine months ended September 30, 2001.  The restructuring plan was substantially complete by the end of the third quarter of 2001.

In the first quarter of 2001, management approved a plan to restructure certain of the Company’s Asian operations.  The total charge recorded for this plan was $2,791, which was comprised of lease termination costs of $1,788 and severance of $1,003 related to personnel reductions of approximately 333 managerial and manufacturing employees.  A corresponding liability was recorded in accrued expenses and other current liabilities, of which $2,105 was paid during the nine months ended September 30, 2001.  The restructuring plan was completed during the second quarter of 2001.

The following table sets forth the activity in the restructuring reserves through September 30, 2001:

Balance at December 31, 2000
$-
Restructuring provision	2,791
Cash payments	(464)

Balance at April 1, 2001	2,327
Restructuring provision	10,151
Asset writedowns	(4,765)
Cash payments	(2,536)

Balance at July 1, 2001	$5,177

Restructuring provision	66,757
Asset writedowns	(54,637)
Cash payments	(5,126)

Balance at September 30, 2001	$12,171

Reserves remaining at September 30, 2001 represent liabilities for severance and lease termination payments.

9.          OTHER INCOME

The Company recorded $11,255 of other income in the third quarter of 2001.  Of this amount, $6,747 was related to the return of 1,551,220 shares of the Company’s common stock to the Company in connection with the amendment of a supply agreement with a customer (note 4).  The remaining $4,508 of other income was a gain from insurance proceeds received during the quarter for a business interruption claim related to losses incurred on component shortages due to a fire at a supplier’s manufacturing facility in fiscal 2000.

10.        SUBSEQUENT EVENT

In October 2001, the Company amended its bank credit facility in connection with the change in its assets resulting from the restructuring charges and asset write-downs recorded in the quarter ended September 30, 2001 and the overall mix of the Company’s business. The amendment modifies certain definitions upon which the financial tests in certain covenants are calculated. Additionally,  the Company agreed to increase the applicable interest rates on both the term loan facility and revolving credit facility by 1.00% per annum in recognition of changes in the Company’s industry and the credit markets generally. Following the amendment, the iterest rate on the revolving credit facility is, at the Company's option either:

- 2.25% per annum plus the base rate which is the higher of:

             -- the rate as publicly announced from time to time by Bank of America as its "reference rate", or

             -- the federal funds effective rate plus 0.50% per annum; or

- the reserve-adjusted London interbank offered rate, or Adjusted LIBOR plus 3.25% per annum.

The interest rate on our term loan facility is, at the Company's option, either:

- the base rate plus 4.00 % per annum; or

- the sum of Adjusted LIBOR plus 5.00% per annum.

             The applicable interest rates for the Company's bank credit facility will be subject to adjustment +/-0.50%, based on the ratio of its consolidated total debt to consolidated EBITDA (as defined in the October 2001 amendment to the credit facility) and the Company’s credit rating.

The amendment also includes provisions requiring the Company to receive approval from the lenders for acquisitions having a purchase price greater than $2.5 million and for any additional term loan borrowings under the bank credit facility.

11.        RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board "FASB" issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill.  SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The impact of SFAS No. 142 on the Company's financial statements has not yet been determined.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business". SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 31, 2001, and will thus by adopted by the Company, as required, on January 1, 2002. The impact of SFAS No. 144 on the Company's financial statements has not yet been determined.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading global provider of advanced electronics manufacturing and supply chain services to original equipment manufacturers (OEMs). We have established a global network of manufacturing facilities in the world's major electronics markets—North America, Europe and Asia. We have developed relationships with leading OEMs in rapidly growing industries such as wired and wireless communications, networking and storage equipment, computer systems and peripherals, industrial equipment, medical products and commercial avionics. We offer our customers an outsourcing solution that represents a lower total cost of ownership than that provided by their internal operations through efficient management of our business and aggressive management of our asset base. We seek to differentiate ourselves by providing exceptional customer service and by broadly and deeply integrating our services into our customers' OEM operations.  We provide integrated supply chain solutions that address all stages of the product life cycle, including engineering and design, new product introduction, materials procurement and management, printed circuit board assembly, product assembly and system integration, testing, logistics and distribution, and after-market support. We believe that this comprehensive range of services promotes our growth by attracting new customers and capturing additional outsourcing opportunities within our existing customer base.

Since our founding in 1994, we have experienced substantial growth driven primarily by acquisitions of existing OEM manufacturing facilities and by the increasing number of OEMs who are outsourcing their manufacturing requirements. Over the next several years, we intend to continue to actively pursue strategic acquisitions and to benefit from this increasing trend by OEMs to outsource their manufacturing and supply chain requirements.

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

During the nine months ended September 30, 2001, the 3Com supply contract related to our Mt. Prospect facility provided a significant positive contribution to our operating results due to 3Com’s contractual payment commitments, that were not accompanied by the corresponding variable expenses associated with the manufacture of products, coupled with 3Com not achieving its contractual minimum requirements.  On September 14, 2001, we amended the supply agreement with 3Com. The amendment allows us to reduce a significant amount of the cost base we had been maintaining to support its capacity requirements for 3Com, reduces correspondingly the amount of 3Com’s minimum guaranteed purchase commitments and provides for MSL to continue manufacturing products for 3Com at our Mt. Prospect facility at a level equal to 3Com’s current demand. The amendment shortens the term of the agreement to June 30, 2002 and accelerates the receipt of payments to MSL.  In connection with this amendment, we reduced our workforce at Mt. Prospect by approximately 60%, and recorded a restructuring charge for severance cost of $8.6 million was incurred during the quarter ended September 30, 2001 related to personnel reductions. While we expect the 3Com contract to continue to provide a positive contribution to our operating results through the term of the contract, the expiration of the fixed price element contract may have a negative impact on our operating results.

As of September 30, 2001, we had approximately $30.9 million of current assets associated with a customer that is disputing its obligation to pay for a portion of these assets.  Of these total assets, $18.1 million is outstanding receivables and $12.8 million is inventory purchased specifically for the customer. We are engaged in discussions with the customer to resolve the disputed amounts. Although the customer continues to make scheduled periodic payments to us, no final agreement has been reached to date. While the customer has sufficient unencumbered assets to satisfy the full amounts we believe we are owed, the customer’s ability to pay, or the timing within which the customer will pay us, could be negatively impacted by certain restrictions on the disposition of its largest tangible assets and general weakness in the customer’s overall financial performance. We have established a reserve related to these assets of $13.7 million, but we are vigorously pursuing collection of the entire $30.9 million. We continue to pursue opportunities to reduce the assets by manufacturing product, upon receipt of cash in advance of production for the customer using on-hand inventory related to the customer.  In the third quarter of 2001, we began deferring revenue recognition on all such shipments until receipt of payment.  No revenue was recognized on products shipped to this customer during the third quarter of 2001.

As a result of the current economic uncertainty and slowdown in the economy generally, several of our customers and competitors have announced layoffs and have indicated that revenues and earnings in future periods may be less than previously expected. Furthermore, the economic slowdown has been prolonged, and in some instance deepened, as a consequence of the September 11 terrorist attacks in the United States. Such a continued slowdown in economic growth could have a negative impact on our future financial performance.

Our business strategy includes the continued expansion of our global manufacturing network. Currently, approximately 85% of our net sales worldwide are denominated in US dollars, while our labor and utility costs in facilities outside of the United States are denominated in local currencies. Foreign currency gains and losses are the result of transacting business in a currency that is different from the functional currency of our operating entity and the movements in those currencies between the time a transaction is recorded for financial reporting purposes and the time payment is made or received. We currently use forward foreign exchange contracts on a limited basis to minimize our foreign currency risk but not for trading or speculative purposes. We expect to continue to utilize forward foreign exchange contracts only to the extent that these contracts minimize exposure and reduce risk from exchange rate fluctuations on specific underlying transactions that create foreign currency exchange rate risk for us. Any increase or decrease in our use of derivative financial instruments will likely be as a result of these contracts.

ACQUISITIONS

A significant portion of our growth has come from recent acquisitions, which have strengthened existing customer relationships, added new customers and increased our range of service offerings.

In September 2001, we announced we had entered into an agreement to acquire assets and operations from MCMS, Inc., a contract manufacturing company headquartered in Nampa, Idaho. The agreement provides for us to acquire MCMS's operations in Mexico, Malaysia, China, San Jose, California and Nampa, Idaho. On September 18, 2001, MCMS filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court in Wilmington, Delaware.  The purchase price is expected to be approximately $43.5 million, subject to certain adjustments, the assumption of certain liabilities and the satisfaction of specified closing conditions. The transaction is subject to approval by the United States Bankruptcy Court supervising the MCMS Chapter 11 case. Prior to such approval, third parties may object to the transaction or make higher bids for the assets.  Additionally, we may withdraw from the transaction if all closing conditions are not satisfied.  Provided all closing conditions are satisfied, and no third party objectors or competitive bid prevent us from closing, the transaction is scheduled to close on or about December 3, 2001.

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

In September 2000, we acquired selected inventory, fixed assets and intangible assets from 3Com, an existing customer, for $78.1 million. The purchase price consisted of $59.1 million in cash, financed with a term loan under our bank credit facility, and 1,551,220 shares of our Common Stock. As part of this transaction, we leased a 404,000 square foot manufacturing facility located in Mt. Prospect, Illinois, near Chicago. In connection with this acquisition, we entered into a two-year supply agreement with 3Com to produce digital subscriber line (DSL) and cable modems, carrier systems products and digital cameras. The term of the fixed price element of supply agreement was shortened by three months to June 30, 2002 in connection with the September 2001 amendment to the agreement. We also retained the facility employees. In addition to expanding our relationship with 3Com, this acquisition enhanced our new product introduction, product assembly and systems integration and testing capabilities.

RESTUCTURING AND ASSET WRITEDOWNS

During the quarter ended September 30, 2001, we approved a plan to restructure certain operations in the United States and Asia.  Pursuant to the restructuring plan, we announced our intention to close our Salt Lake City, Utah facility in the first quarter of 2002 in light of operating losses related to declining demand from the facility's primary customers.  During the nine months ended September 30, 2001, the facility generated revenues of $323.9 million and a net operating loss, excluding restructuring charges and asset impairments, of $15.0 million. During fiscal 2000, the facility generated revenues of $577.8 million and operating income of $5.1 million. Production for customers served at the Salt Lake City facility is expected to be transferred to one or more of our other facilities. Restructuring costs related to closure of the Salt Lake City facility recorded in the third quarter of 2001 were $54.5 million and were comprised of severance costs of $1.6 million for approximately 200 manufacturing and managerial employees, lease termination costs of $0.6 million and the write-down of intangible assets, machinery and equipment and other capitalized assets of $52.3 million.  Of these asset write-downs, $24.7 million was related to intangible assets.  Other charges recorded under this plan, including those incurred for the restructuring of our Mt. Prospect facility in connection with the amendment of the 3Com supply agreement, totaled $12.3 million, which were comprised of the write-down of capitalized assets to be abandoned of $2.4 million, lease termination costs of $0.2 million and severance of $9.7 million related to personnel reductions of approximately 1,017 managerial and manufacturing employees.  As of September 30, 2001, we had paid approximately $1.3 million of the cash portion of the charge.  We expect the restructuring plan to be substantially complete by the end of the first quarter of 2002, and the savings from the implementation of the plan to be approximately $48.0 million annually.  We expect to begin realizing the majority of these savings in the first quarter of 2002.  Of these savings, approximately 65% will be reflected in cost of goods sold, and the remaining 35% will be reflected in selling, general and administrative expenses in our reported results of operations.

During the quarter ended July 1, 2001, we approved a plan to restructure certain operations in the United States, Spain, Ireland and Asia. The total restructuring charge recorded for this plan was $10.2 million, which was comprised of the write-off of capitalized assets which were abandoned of $4.8 million, lease termination costs of $1.8 million and severance costs of $3.6 million related to the reduction of approximately 653 managerial and manufacturing employees.  As of September 30, 2001, we had paid approximately $4.7 million of the cash portion of the charge.  The restructuring plan was substantially complete at the end of the third quarter of 2001, and approximately $3.5 million of the anticipated $18.5 million of annual savings from the implementation of this plan were realized in the third quarter of 2001.  These savings are reflected in cost of goods sold in our reported results of operations.

During the quarter ended April 1, 2001, we approved a plan to restructure certain operations in Asia, including moving some of our Asian operations to China. The total restructuring charge recorded for this plan was $2.8 million, which was comprised of lease termination costs of $1.8 million and severance of $1.0 million related to personnel reductions of approximately 333 managerial and manufacturing employees.  As of September 30, 2001, we had paid $2.1 million of the cash portion of the charge.  The restructuring plan was substantially complete at the end of the second quarter of 2001, and the expected savings from the implementation of this plan are estimated to be approximately $4.3 million annually.  Approximately $1.0 million of these savings were realized in the nine months ended September 30, 2001, as reflected in cost of goods sold in our reported results of operations.

The following table sets forth the activity in the restructuring reserves through September 30, 2001 (dollars in thousands):

Balance at December 31, 2000	$-
Restructuring provision	2,791
Cash payments	(464)

Balance at April 1, 2001	2,327
Restructuring provision	10,151
Asset writedowns	(4,765)
Cash payments	(2,536)

Balance at July 1, 2001	$5,177

Restructuring provision	66,757
Asset writedowns	(54,637)
Cash payments	(5,126)

Balance at September 30, 2001	$12,171

Reserves remaining at September 30, 2001 represent liabilities for severance and lease termination payments.

We have implemented further plans to restructure operations since September 30, 2001, and we may implement further restructuring plans during fiscal 2001 in light of the current economic downturn.  Plans to date in the fourth quarter of 2001 include further headcount reductions at our Mt. Prospect, Illinois facility and the planned termination of remaining personnel at our Salt Lake City facility.  Additional plans may include further headcount reductions, lease terminations, and disposal of underutilized manufacturing assets.

RESULTS OF OPERATIONS

The following table sets forth specified operating data, in dollars and as a percentage of net sales, for the periods indicated:

	Three Months Ending				Nine Months Ending
	September 30, 2001		October 1, 2000		September 30, 2001		October 1, 2000
	(Dollars in thousands)
Net sales	$318,247	100.0%	$424,444	100.0%	$1,250,460	100.0%	$1,119,686	100.0%

Cost of goods sold	294,419	92.5	399,450	94.1	1,160,279	92.8	1,057,2211	94.4

Gross profit	23,828	7.5	24,994	5.9	90,181	7.2	62,465	5.6
Selling, general and administrative (a)	94,051	29.6	16,267	3.8	154,556	12.4	47,160	4.2
Litigation settlement (b)	—	—	—	—	—	—	6,000	0.9

Operating income (loss)	(70,223)	(22.1)	8,727	2.1	(64,375)	(5.1)	9,305	0.8
Interest expense, net	(4,816)	(1.5)	(3,546)	(0.8)	(16,366)	(1.3)	(11,107)	(1.0)
Foreign exchange gain (loss)	(129)	0.0	(1,756)	(0.4)	63	0.0	(2,722)	(0.2)
Other income (c)	11,255	3.5	--	--	11,255	0.9	---	---
Income (loss) before provision for income taxes and extraordinary loss	(63,913)	(20.1)	3,425	0.8	(69,423)	(5.6)	(4,524)	(0.4)
Provision for income taxes	586	0.2	854	0.2	1,622	0.1	1,880	0.2

Income (loss) before extraordinary loss	(64,499)	(20.3)	2,571	0.6	(71,045)	(5.7)	(6,404)	(0.6)
Extraordinary loss	—	—	(2,036)	(0.5)	—	—	(2,663)	(0.2)

Net income (loss)	$(64,499)	(20.3% )	$535	0.1%	$(71,045)	(5.7% )	$(9,067)	(0.8% )

(a)        Includes $260, $210, $779 and $4,429 of non-cash charges related to stock-based compensation in the three months ended
September 30, 2001 and October 1, 2000, and the nine months ended September 30, 2001 and October 1, 2000, respectively.  Additionally, includes charges related to restructuring and asset write-downs of $66,757 and $79,699 in the three months and nine months ended September 30, 2001, respectively.

(b)        Represents the settlement of a legal claim arising from a potential acquisition that was not consummated.

(c)        Includes $4.5 million gain on an insurance claim received related to business interruption losses and $6.7 million of income from shares of our stock returned by a customer in connection with the amendment of a supply agreement.

FISCAL QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO FISCAL QUARTER ENDED OCTOBER 1, 2000

NET SALES

Net sales for the quarter ended September 30, 2001 decreased $106.2 million, or 25.0%, to $318.2 million from $424.4 million for the quarter ended October 1, 2000. Net sales for the quarter ended September 30, 2001 included net sales of $93.1 million attributable to our Mt. Prospect and Guerande facilities, which were acquired in September 2000 and January 2001, respectively, and $16.1 million from three new customers. The decrease noted resulted primarily from volume reductions related to the economic downturn experienced in 2001, including $81.8 million from a customer in the personal digital assistant sector.  Additional volume reductions of $17.9 million were the result of the cancellation of programs for two customers.

GROSS PROFIT

Gross profit increased to 7.5% of net sales for the quarter ended September 30, 2001 from 5.9% of net sales for the quarter ended October 1, 2000. This increase resulted primarily from the positive effects of our Mt. Prospect and Guerande facilities, which operate under customer contracts with guaranteed minimum purchase commitments.  Our contract with 3Com related to our Mt. Prospect facility provided the majority of this contribution.  The mix of customer programs also positively impacted gross profit in the quarter ended September 30, 2001. These increases were partially offset by the decrease in utilization of our manufacturing capacity related to the economic downturn experienced during the first nine months of 2001 and inventory provisions recorded in the quarter ended September 30, 2001 related to a customer dispute.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense for the quarter ended September 30, 2001 increased to $94.1 million, or 29.6% of net sales, from $16.3 million, or 3.8% of net sales, for the quarter ended October 1, 2000.  This increase is related to restructuring and asset write-down charges of $66.8 million incurred in the quarter ended September 30, 2001 and an increase in bad debt expense, primarily associated with a customer dispute ($7.3 million).  Additional increases include expenses related to the asset and business acquisitions that occurred since the third quarter of 2000, including amortization of intangible assets ($0.3 million) and expenses related to human resources, accounting and information systems necessary to support the new facilities ($2.2 million).

INTEREST EXPENSE, NET

Net interest expense increased to $4.8 million for the quarter ended September 30, 2001 from $3.5 million for the quarter ended October 1, 2000, reflecting higher average borrowings, partially offset by the impact of decreasing interest rates.

FOREIGN EXCHANGE GAINS/LOSSES

Foreign exchange gains for the three months ended September 30, 2001 were $0.1 million.  Foreign exchange losses for the three months ended October 1, 2000 were $1.8 million. Approximately $0.5 million of the loss for the three months ended October 1, 2000 related to the strengthening of the US dollar in relation to the Spanish peseta in connection with a US dollar denominated loan for our Valencia facility, which was repaid in 2000.  The remainder of the foreign exchange loss for the three months ended October 1, 2000 related to the strengthening of the US dollar in relation to the Spanish peseta on materials purchased in Valencia which must be settled in US dollars.  The reduction in foreign exchange losses was attributable to the increased use, and effectiveness, of forward exchange contracts to hedge currency losses.

OTHER INCOME

During the three months ended September 30, 2001 we recorded a $4.5 million in income on an insurance claim received in the quarter related to business interruption losses in 2000.  Also, we recorded $6.7 million in income during the three months ended September 30, 2001 related to 1,551,220 shares of our common stock returned from 3Com in connection with the amendment of our supply agreement with 3Com pertaining to our Mt. Prospect facility.

PROVISION FOR INCOME TAXES

Provision for income taxes was $0.6 million for the quarter ended September 30, 2001 and $0.9 million for the quarter ended October 1, 2000. Our tax provisions in both quarters resulted from the mix of profits and losses experienced by us across the jurisdictions within which we operate. For the quarter ended September 30, 2001, losses in the United States and Asia provided us with no income tax benefit while profits in Spain and France required us to record tax provisions.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED OCTOBER 1, 2000

NET SALES

Net sales for the nine months ended September 30, 2001 increased $130.8 million, or 11.7%, to $1,250.5 million from $1,119.7 million for the nine months ended October 1, 2000. Net sales for the nine months ended September 30, 2001 included $299.4 million attributable to our Mt. Prospect and Guerande facilities, which were acquired in September 2000 and January 2001, respectively. Additional increases include $43.1 million from five existing customers and $35.4 million from three new customers won since October 1, 2000.  These additional sales were partially offset by volume reductions related to the economic downturn as well as $46.9 million related to the cancellation of two customers' programs.

GROSS PROFIT

Gross profit increased to 7.2% of net sales for the nine months ended September 30, 2001 from 5.6% of net sales for the nine months ended October 1, 2000. This increase resulted primarily from the positive effects of our Mt. Prospect and Guerande facilities, which operate under customer contracts with guaranteed minimum purchase commitments. Our contract with 3Com related to our Mt. Prospect facility provided the most significant contribution.  The mix of customer programs also positively impacted gross profit in the nine months ended September 30, 2001.  These increases were partially offset by the decrease in utilization of our manufacturing capacity related to the economic downturn experienced during 2001.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense for the nine months ended September 30, 2001 increased to $154.6 million, or 12.4% of net sales, from $47.2 million, or 4.2% of net sales, for the nine months ended October 1, 2000. This increase is related to restructuring and asset write-down charges of $79.7 million incurred in the nine months ended September 30, 2001 and an increase in bad debt expense of $8.5 million, primarily associated with a customer dispute. The increase also includes expenses related to the asset and business acquisitions that occurred since the second quarter of 2000, including amortization of intangible assets ($1.3 million) and costs related to human resources, accounting and information systems necessary to support the new facilities ($8.0 million). Additional increases include consulting and professional fees, primarily associated with integrating information systems ($4.0 million), amortization of internal use software ($1.6 million), administrative costs associated with four start-up operations and growth of our corporate organization to support new facilities.   These increases were partially offset by a reduction in stock-based compensation due to a $3.8 million charge recognized in the quarter ended April 2, 2000 related to stock granted to senior management.

LEGAL SETTLEMENT

In April 2000, we agreed to settle a claim for damages brought against us arising from a potential acquisition that was not consummated.  As a result, we recorded a $6.0 million charge in the three months ended April 2, 2000.

INTEREST EXPENSE, NET

Net interest expense increased to $16.4 million for the nine months ended September 30, 2001 from $11.1 million for the nine months ended October 1, 2000, reflecting higher average borrowings, partially offset by the impact of decreasing interest rates.

FOREIGN EXCHANGE GAINS/LOSSES

Foreign exchange gains for the nine months ended September 30, 2001 were $0.1 million compared to foreign exchange losses of $2.7 million for the nine months ended October 1, 2000.  Approximately $1.1 million of the loss for the nine months ended October 1, 2000 related to the strengthening of the US dollar in relation to the Spanish peseta in connection with a US dollar denominated loan for our Valencia facility, which was repaid in 2000.  The remainder of the foreign exchange loss for the nine months ended October 1, 2000 related to the strengthening of the US dollar in relation to the Spanish peseta on materials purchased in Valencia which must be settled in US dollars.  The change in foreign exchange gains and losses was attributable to the increased use, and effectiveness, of forward foreign exchange contracts to hedge currency losses.

OTHER INCOME

During the three months ended September 30, 2001 we recorded a $4.5 million gain on an insurance claim received in the quarter related to business interruption losses.  Also, we recorded $6.7 million in income during the three months ended September 30, 2001 related to 1,551,220 shares of our common stock returned from 3Com in connection with the amendment of our supply agreement with 3Com pertaining to our Mt. Prospect facility.

PROVISION FOR INCOME TAXES

Provision for income taxes was $1.6 million for the nine months ended September 30, 2001 and the nine months ended October 1, 2000.  Our tax provisions in both periods resulted from the mix of profits and losses experienced by us across the jurisdictions within which we operate. For the nine months ended September 30, 2001, losses in the United States and Asia provided us with no income tax benefit while profits in Spain and France required us to record tax provisions.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, we had cash and cash equivalents of $21.8 million, total bank and other debt of $142.3 million and $35.5 million of unused borrowing availability under our revolving bank credit facility.  During the quarter ended September 30, 2001, our operations were funded primarily with borrowings under our bank credit facility and cash generated from operations.

Net cash provided by operating activities of $72.3 million for the nine months ended September 30, 2001 resulted primarily from a decrease in operating assets of $345.8 million, depreciation and amortization of $27.3 million and non-cash charges aggregating $65.3 million offset by a net loss of $71.0 million and a decrease in operating liabilities of $295.0 million.  The most significant non-cash items included in the net loss for the nine months ended September 30, 2001 were $59.4 million of write-downs and losses on asset impairments and disposals, $10.8 million of additions to the allowance for doubtful accounts and a $6.7 million non-cash gain related to 1,551,220 shares of our common stock returned from 3Com in connection with the amendment of our supply agreement pertaining to our Mt. Prospect facility.  The decrease in operating assets included an approximately $117.0 million reduction in inventory attributable to the sale of excess inventory under the provisions of our customer contracts.  Of the $117.0 million of excess inventory sales recorded during the period, $8.2 million remaining to be collected were recorded in prepaid expenses and other current assets at September 30, 2001.  Net cash used in operating activities of $119.4 million for the nine months ended October 1, 2000 resulted primarily from a net loss of $9.1 million and an increase in operating assets of $226.4 million offset by an increase of operating liabilities of $84.2 million, depreciation and amortization of $19.9 million and other non-cash items aggregating $11.9 million.  Other non-cash items include non-cash charges for equity awards of $4.4 million and other non-cash charges of $1.0 million associated with the obligations of Donaldson, Lufkin & Jenrette Securities Corporation under a litigation settlement agreement with Lockheed Martin Corporation.  The increase in depreciation and amortization for the nine months ended September 30, 2001 compared to the nine months ended October 1, 2000 reflects the impact of asset and business acquisitions as well as an overall increase in the depreciable asset base due to investments in manufacturing equipment and internal use software.

Net cash used in investing activities for the nine months ended September 30, 2001 was $15.7 million, consisting primarily of $13.0 million of net capital expenditures, $1.3 million of internal use software, and $1.4 million for the acquisition of intangible assets related to our Guerande facility.  Capital expenditures include $3.9 million related to the purchase of our Guerande facility. Net cash used in investing activities for the nine months ended October 1, 2000 was $46.4 million, consisting of $27.1 million of net capital expenditures, $9.6 million of internal use software, and $3.8 million for the acquisition of Qualitronics, Inc.  The Qualitronics, Inc. acquisition was partially funded with $2.8 million of proceeds from the initial public offering; the remaining $1.0 million was paid during the three months ended October 1, 2000.

Net cash used in financing activities for the nine months ended September 30, 2001 was $44.5 million, consisting of net payments under our bank credit facility of $46.5 million and proceeds from the issuance of stock under our employee stock purchase plan of $2.1 million.  Net cash provided by financing activities for the nine months ended October 1, 2000 was $185.8 million, including net proceeds of $161.4 million from the issuance of common stock in the initial public offering which closed in June 2000.  These proceeds were used to pay off a portion of borrowings under our bank credit facility ($99.5 million) and retire all of our outstanding senior preferred stock ($58.9 million, including remaining dividends owed).  Other financing activities for the nine months ended October 1, 2000 included net borrowings under our bank credit facility of $190.8 million, including $85.0 million of term loan borrowings to fund the acquisition of the Mt. Prospect facility and excluding amounts paid off with proceeds from the initial public offering, and $1.9 million of dividends paid on our senior preferred stock prior to the retirement.

In October 2001, we amended our bank credit facility in connection with the change in our assets resulting from the restructuring charges and asset write-downs recorded in the quarter ended September 30, 2001 and the overall mix of our business. The amendment modifies certain definitions upon which the financial tests in certain covenants are calculated. Additionally, we agreed to increase the applicable interest rates on both our term loan facility and revolving credit facility by 1.00% per annum in recognition of changes in our industry and the credit markets generally.  Following the amendment, the interest rate on our revolving credit facility is, at our option, either:

- 2.25% per annum plus the base rate, which is the higher of:

--  the rate as publicly announced from time to time by Bank of America as its "reference rate", or

--  the federal funds effective rate plus 0.50% per annum; or

- the reserve-adjusted London interbank offered rate, or Adjusted LIBOR, plus 3.25% per annum.

The interest rate on our term loan facility is, at our option, either:

- the base rate plus 4.00% per annum; or

- the sum of Adjusted LIBOR plus 5.00% per annum.

 The applicable interest rates for our bank credit facility will be subject to adjustment, +/-0.50%, based on the ratio of our consolidated total debt to consolidated EBITDA (as defined in the October 2001 amendment to the credit facility) and our corporate credit rating.

The amendment also includes provisions requiring us to receive approval from our lenders for acquisitions having a cost greater than $2.5 million and for additional term loan borrowings under the bank credit facility.

We believe our current level of working capital, cash expected to be generated from operations, leasing capabilities and amounts available under our existing revolving credit facility will be adequate to meet our anticipated future operating expenses, capital expenditures and debt obligations for at least the next twelve months. In the event the current economic slowdown continues or is deepened by further terrorist attacks such as those that occurred on September 11, 2001, our operating performance or asset values may decline or be impaired. In that event, our access to working capital and our revolving credit facility could contract. Our liquidity needs beyond the next twelve months are not expected to be materially different from current needs except for the financing requirements of future acquisitions, if any, and for future internal growth.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill.  SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and we will adopt the provisions, as required, in fiscal year 2002. The impact of SFAS No. 142 on our financial statements has not yet been determined.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business". SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 31, 2001, and will thus by adopted by the Company, as required, on January 1, 2002. The impact of SFAS No. 144 on our financial statements has not yet been determined.

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

We depend on a small number of customers for a large portion of our business. Our ten largest customers accounted for approximately 88% of net sales in the nine months ended September 30, 2001 and approximately 88% of net sales for fiscal 2000.  Changes in our customers' orders have, in the past, had a significant impact on our operating results. If a major customer significantly reduces the amount of business it does with us, there would be an adverse impact on our operating results.

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

In addition, we generate significant accounts receivable in connection with providing services to our major customers. If one or more of our customers were to become insolvent or otherwise be unable to pay for our services, or were unwilling to make payments in a timely fashion, our operating results and financial condition could be adversely affected.

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

THE INCURRENCE OF INDEBTEDNESS COULD HARM OUR OPERATING RESULTS AND FINANCIAL CONDITION.

Our growth and acquisition strategy could require us to incur substantial amounts of indebtedness. As of September 30, 2001, our total debt was $142.3 million and our interest expense for the nine months ended September 30, 2001 was $16.4 million. In addition, we may incur additional indebtedness in the future.  Our future level of indebtedness could have adverse consequences for our business, including:

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

UNCERTAINTIES AND ADVERSE TRENDS AFFECTING THE ELECTRONICS INDUSTRY OR ANY OF
OUR MAJOR CUSTOMERS MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

Our business depends on the electronics industry, which is subject to rapid technological change, short product life cycles and pricing and margin pressure.  In addition, the electronics industry has historically been cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices and production over-capacity. When these factors adversely affect our customers, we may suffer similar effects. Our customers' markets are also subject to economic cycles and are likely to experience recessionary periods in the future. The economic conditions affecting the electronics industry, in general, or any of our major customers, in particular including the acceleration of the economic slowdown and heightened levels of uncertainty related to the September 11 terrorist attacks in the United States, may adversely affect our operating results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

There have been no material changes in our market risk during the quarter ended September 30, 2001.  Market risk information is contained under the caption “Quantitative and Qualitative Disclosure Relating to Market Risks” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

 EXHIBIT INDEX

EXHIBIT                                                                                                               DESCRIPTION

NUMBER

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

4.8(3)              First Amendment to First Amended and Restated Credit Agreement dated as of October 25, 2000 by and between Manufacturers' Services Limited and the lenders named therein

4.9(5)              Second Amendment to First Amended and Restated Credit Agreement dated as of March 2, 2001 by and between Manufacturers’ Services Limited and the lenders named therein

4.10                 Third Amendment to First Amended and Restated Credit Agreement dated as of October 18, 2001 by and between Manufacturers’ Services Limited and the lenders named therein.

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

10.30(6)          2000 Equity Incentive Plan, as amended

10.31(6)          2000 Employee Stock Purchase Plan, as amended

10.32(6)          2000 Non-Qualified Stock Option Plan, as amended

10.33                       Amendment to Supply Agreement between Manufacturers Services Salt Lake City Operations, Inc. and 3Com
Corporation effective as of September 14, 2001

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

(2)                   Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on October 11, 2000

(3)                   Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on December 5, 2000

(4)                   Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2000

(5)                   Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on April 2, 2001

(6)                   Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2001

(b)        Reports on Form 8-K

On September 17, 2001, the Company filed a report on Form 8-K furnishing information under Item 9, Regulation FD Disclosure relating to the amendment of a supply agreement with 3Com Corporation.

On September 18, 2001, the Company filed a report on Form 8-K furnishing information under Item 9, Regulation FD Disclosure relating to the potential purchase of certain assets of MCMS, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

MANUFACTURERS' SERVICES LIMITED
(Registrant)

Date: November 14, 2001

By:	/s/ Albert A. Notini

Albert A. Notini
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Richard J. Gaynor

Richard J. Gaynor
Vice President and Corporate Controller
(Principal Accounting Officer)