Form 10-K
period 2001-12-31
MANUFACTURERS SERVICES LTD
filed 2002-03-29
CIK 940298

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                              TO

COMMISSION FILE NUMBER: 001-15883

Manufacturers' Services Limited
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	04-3258036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
300 Baker Avenue, Suite 106, Concord, MA	01742
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (978) 287-5635

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, $0.001 PAR VALUE PER SHARE	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

NONE

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

        The aggregate market value of the voting common stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the New York Stock Exchange on March 27, 2002) was $67,378,822. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of the close of business on March 27, 2002, was 32,441,458.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2002 Annual Meeting of Stockholders	Part III

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

  •
  forecasts in the growth of the EMS industry, and our ability to capitalize on such growth;

  •
  statements regarding our future revenues, expense levels, liquidity and capital resources, operating losses and projections regarding our business strategy of focusing on high-growth, high-margin business.

        Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those indicated in the forward-looking statements. For a discussion of factors that could cause actual results to differ, please see the discussion under "Risk Factors" contained in this report. Any forward-looking statements in this report represent our views as of the date of this report, and we disclaim any duty to update these statements, even if subsequent events cause our views to change.

PART I

Item 1. Business

Overview

        Manufacturers' Services Limited is a leading global provider of advanced electronics manufacturing and supply chain services to original equipment manufacturers (OEMs). Our customers include leading OEMs who have chosen outsourcing as a core manufacturing strategy. We have developed relationships with OEMs in a diverse range of industries, including computer systems and peripherals, wired and wireless communications, networking and storage equipment, consumer electronics, industrial equipment, medical devices and commercial avionics. By efficiently and aggressively managing our business, costs and asset base, we are able to offer our customers an outsourcing solution that represents a lower total cost of ownership than that typically provided by their internal operations. We seek to differentiate ourselves by providing advanced manufacturing methodologies and capabilities and exceptional customer focus and by integrating our services into our customers' operations. Our ten largest customers in 2001 included IBM, 3Com, Palm, Hewlett-Packard, Rockwell International, Emulex, GE Medical Systems and Oce.

        We provide integrated supply chain solutions that address all stages of our customer's product life cycle, including engineering and design, new product introduction, global supply chain management, printed circuit board assembly, product assembly and system integration, testing, logistics and distribution, and after-market services. We assist our customers in the design and product introduction phases of development to reduce product time-to-market and optimize design for manufacturing. We obtain competitive component pricing and greater sourcing flexibility for our customers through our material and inventory management expertise and our global information systems. We utilize sophisticated assembly and manufacturing techniques in order to provide the complex functionality and small product size that is required by OEMs. We subject our manufactured products to a comprehensive set of tests for quality, functionality and reliability, including, in some instances, product-specific tests that we design for our customers. Additionally, we assist our customers in packaging and distributing the final products directly into their distribution channels and to their end users. Among our capabilities, we differentiate ourselves with our advanced configure to order offerings. We also provide a wide range of after-market support services such as repair, refurbishment, system upgrades and spare part manufacturing. By providing these design, engineering, manufacturing and logistics services, we enable our customers to focus on their core competencies, and we enhance their competitiveness by reducing the cost of their products and shortening the time from product conception to product introduction in the marketplace. Additionally, this comprehensive range of services promotes our growth by attracting new customers and capturing additional outsourcing opportunities within our existing customer base.

        We have established a global network consisting of 15 manufacturing and logistics facilities in the world's major electronics markets—North America, Europe and Asia—to serve the increasing outsourcing needs of both multinational and regional OEMs. Our manufacturing facilities are strategically located near our customers and their end-markets, which benefits our customers by reducing the time required to get their products to market and by increasing their flexibility to respond quickly to changing market conditions. We believe that the combination of our services and our global manufacturing network has enabled us to become an integral part of our customers' product development and manufacturing strategies.

        We are organized as a Delaware corporation, incorporated in 1994. Our principal executive office is located at 300 Baker Avenue, Suite 106, Concord, MA 01742 and our telephone number is (978) 287-5630.

Industry Background

        Historically, OEMs have been fully integrated, performing the engineering and design, new product introduction, assembly and manufacturing, testing, distribution and logistics and after-market support functions for their products. In recent years, however, OEMs have been under intense pressure to reduce costs, focus on core competencies and reduce supply chain investment. In response, they have increasingly outsourced these functions to electronic manufacturing services ("EMS") companies. By focusing on these functions, we believe that EMS companies have provided OEMs with cost savings, superior technological know-how and access to more advanced manufacturing processes. These services enable OEMs to concentrate on their core competencies, such as product development, marketing and sales. As a result of this outsourcing strategy, many OEMs are divesting a significant portion of their manufacturing facilities, and many newer OEMs are choosing to outsource rather than build an internal manufacturing infrastructure.

        Today, the EMS industry is comprised of companies that provide a broad range of services, including engineering and design, new product introduction, assembly and manufacturing, testing, distribution and logistics and after-market support services for OEMs in the electronics industry. The penetration of EMS companies into the total available market remains low. Technology Forecasters estimates that the total cost of goods sold outsourced by OEMs will grow from 13% in 2000 to an estimated 29% by 2005. As a result, Technology Forecasters estimates the EMS industry will grow at 22% annually from approximately $106.1 billion in 2000 to $288.1 billion in 2005. The trend toward outsourcing by OEMs has continued in the recent economic downturn, as OEMs are further forced to pursue aggressive cost savings.

        In addition, OEMs have continued to move manufacturing programs to lower cost regions and sought EMS providers with a global footprint. As a result, Asia's share of the global EMS market, as reported by Technology Forecasters, increased from 26% in 2000 to 29% in 2001. We also believe that larger EMS providers with a global presence will grow faster than the industry average because they can offer multinational OEMs a comprehensive set of outsourced services through a single global manufacturing platform. Technology Forecasters estimates that in 2003 Asia will surpass North America in market share for EMS suppliers.

        We believe that the factors driving OEMs to favor an outsourcing strategy include:

  •
  Reduced Total Production Cost.    OEMs need to continually reduce costs to remain competitive. EMS companies are able to manufacture products at a reduced total cost to OEMs because of higher utilization of manufacturing capacity, access to leading-edge manufacturing technologies, superior procurement and inventory management capabilities, proficiency in purchasing materials and components and a continual focus on improving the entire supply chain from product design to after-market support.

  •
  Ability to Focus on Core Competencies.    By shifting design, manufacturing, testing, logistics and distribution and after-market support functions to EMS companies, OEMs can focus their resources on their core competencies, including product development, marketing and sales.

  •
  Access to Leading Technologies.    OEMs are continually seeking access to engineering expertise and manufacturing technologies necessary to build their increasingly complex products. OEMs are motivated to work with EMS companies to gain access to their expertise in product design, assembly, manufacturing and testing technologies, as well as their expertise in global supply chain management and after-market support. In addition, EMS companies provide OEMs with access to advanced information systems, enabling OEMs to better monitor and control the global production and distribution of their products.

  •
  Reduced Supply Chain Investment.    Outsourcing to EMS companies allows OEMs to lower their investment in inventory and manufacturing assets and shift more of their fixed costs to variable costs, enabling them to increase their return on assets. As a result, OEMs can react more quickly to changing market conditions and allocate capital to other core activities.

  •
  Accelerated Time-to-Market and Time-to-Global Volume.    By using EMS companies with capabilities in all major global markets, OEMs can expand sales and simultaneously introduce new products worldwide. Once products have been developed, OEMs need to quickly reach commercial volume production and distribute their products in all major markets in order to achieve the greatest impact in a competitive market.

Our Business Strategy

        Our objective is to be a leading global provider of advanced electronics manufacturing services to leading and emerging OEMs. Our strategy includes the following key elements:

        Focus on High-Margin Business in Growing Markets With Sophisticated Manufacturing Needs.    We target leading and emerging OEMs in industries such as computer systems and peripherals, wired and wireless communications, networking and storage equipment, consumer electronics, industrial equipment, medical devices and commercial avionics. We believe that these markets are diverse and growing and offer the opportunity to achieve higher product margins than those obtainable in traditional, high volume commodity electronic products. We will continue to focus on UNIX-based systems, microwave and radio frequency components, switching and transmission equipment, fiber channel network equipment, medical devices, commercial avionics, security related devices and other industrial products. We believe that the significant demand for these products, coupled with the high degree of expertise and technology we offer, provide the most significant opportunities for an attractive return on investment.

        Establish and Maintain Long-Term Partnerships with Leading OEMs Through Manufacturing Life-Cycle Solutions.    We seek to establish and maintain relationships with leading OEMs and deliver complete product life-cycle solutions to them, beginning with early involvement in their product engineering and design and new product introduction cycles and continuing through manufacturing, testing, logistics and distribution and after-market support services. We believe that the provision of a comprehensive solution is critical to our customers' success, and can provide an important competitive advantage. We also serve emerging companies to establish an early outsourcing relationship that can provide us with attractive growth opportunities as these companies' products gain market acceptance.

        Exploit and Enhance Our Global Manufacturing Presence.    We currently maintain manufacturing facilities in North America, Europe and Asia, which allow us to serve the world's major electronics markets. This strategically positioned network of integrated manufacturing facilities reduces the time and cost required to bring our customers' products to market and allows for the simultaneous introduction of our customers' products in multiple major global markets. We intend to continue to seek and evaluate strategic opportunities to enhance our geographic presence and the scope of our manufacturing capabilities, particularly near our customers and their end-markets.

        Enhance Our Integrated Design, Manufacturing and Related Services.    We intend to continue to enhance our service offerings to meet the evolving needs of our customers and to control and manage more effectively their supply chain. OEMs are increasingly requiring a wider range of advanced services from EMS companies. We offer our customers a comprehensive range of services and we have expanded our engineering and design capabilities and our new product introduction services through acquisitions and additional investments in these fields. We believe that our ability to support customers in these areas provides us insight into our customers' future manufacturing requirements, which is critical to further penetrating the EMS market and attracting new customers.

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

Our Services

        We believe that OEMs are increasingly demanding an integrated outsourcing solution from EMS companies and seeking collaborative relationships. We provide our customers with a total solution that includes a full range of services that allow us to take our customers' products from initial design through production, test, distribution and after-market support. The services that we offer OEMs include:

        Engineering and Design.    We offer engineering, design, prototype and related services that help our customers design their products for optimal manufacturing and testing. Our electrical, mechanical and packaging engineers provide our customers with circuit design, microwave and radio frequency engineering, printed circuit board layout, mechanical design and test fixture design services. We also provide design for procurement, design for manufacturability and design for testability services. Our design for procurement service identifies areas in which the overall cost of our customers' products can be reduced through a decrease in material costs and effective inventory management. Our design for manufacturability service seeks to achieve defect-free and cost-effective product designs, reduce product development cycles, create high initial production yields and establish superior product quality. Our design for testability service focuses on achieving the highest level of fault detection and isolation before products are shipped.

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

        Global Supply Chain Management.    We offer global supply chain management services that involve planning, purchasing and expediting the delivery of materials and components used in the manufacturing process. We are becoming increasingly involved in selecting and qualifying suppliers to meet our customers' needs. Our global information system for materials management enables us to achieve competitive component pricing and greater sourcing flexibility. We employ various inventory management techniques, such as just-in-time and line-side stocking, that allow us to coordinate product shipments with our customers' requirements. Just-in-time is an inventory control method of ordering materials only on an as-needed basis. Line-side stocking is another inventory control method, in which components are located within our manufacturing facilities but owned by the supplier or customer until they are used in the manufacturing process. Both just-in-time and line-side stocking eliminate much of the expense and managerial oversight of maintaining inventory. We are also investing in additional supply chain management solutions that will further increase efficiency, resulting in lower costs and increased responsiveness to our customers.

        Printed Circuit Board Assembly.    We offer printed circuit board (PCB) assembly services designed to meet our customers' needs for volume, mix, and complexity. Our global facilities are experienced in many PCB assembly methods, including conventional and ultra-fine pitch surface mount technology, pin-through-hole and mixed technology and advanced package array technology. As OEMs seek to provide greater functionality in smaller products, they increasingly require more sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and technology and our experience and expertise in miniaturization, packaging and interconnect technologies enable our customers to have access to a wide variety of advanced manufacturing solutions and PCB assembly methods without having to make substantial capital investments. We collaborate on process development with leading suppliers of state-of-the-art assembly and test equipment and perform beta site equipment and process evaluations for them. These activities enhance our ability to deliver cost-effective PCB assembly solutions for our customers.

        Product Assembly and System Integration.    We offer assembly and manufacturing services that include assembly of subsystems of electronics products, which include multiple components, and the final assembly and integration of complete products that incorporate printed circuit board assemblies, complex electromechanical subassemblies, enclosures, power supplies and other components. We build a wide range of final products and we believe we are well positioned to take advantage of the anticipated acceleration in outsourcing of final product assembly and integration. In addition, our build-to-order and configure-to-order capabilities complement our expertise in final product assembly by allowing us to postpone the final configuration of our customers' products until actual end-user specifications are received, thus reducing finished inventory levels for us and our customers.

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

        Logistics and Distribution.    We offer services related to the configuration and shipment of our customers' products. We perform final product packaging and distribution services for completed products, as well as direct order fulfillment. We increasingly deliver final products directly into our customers' distribution channels and to our customers' end-users. We believe that these services complement our comprehensive manufacturing solution, enabling our customers to be more responsive to changing market demands and to get their products to market more quickly with less total cost.

        After-Market Services.    We provide a wide range of after-market services, including repair, refurbishment, remanufacturing, system upgrades and spare part manufacturing. These services are supported by specific information systems and testing technologies and can be tailored to meet the specific requirements of each customer.

Customers

        Our customers include leading OEMs primarily in the computer systems and related peripherals, networking and communications equipment, consumer electronics and industrial and medical devices industries. Our net sales were distributed over the following significant industries for the periods indicated:

	Year ended December 31,
	2001	2000	1999
Computer systems and related peripherals	41%	41%	72%
Networking and communications equipment	32%	27%	19%
Consumer electronics	19%	26%	3%
Industrial and medical devices	8%	6%	6%

	100%	100%	100%

        In 2001, net sales to IBM, Palm, 3Com and Hewlett-Packard represented 23%, 18%, 18% and 10%, respectively, of our total net sales and net sales to our ten largest customers accounted for 87% of our total net sales. We expect sales from Palm and 3Com to decline as a percentage of our net sales in 2002 due to their decreased demand for electronic manufacturing services. In 2000, net sales to IBM, Palm, 3Com and Hewlett-Packard represented 24%, 23%, 14% and 11%, respectively, of our total net sales and net sales to our ten largest customers accounted for 88% of our total net sales. In 1999, sales to IBM and Iomega represented 49% and 14%, respectively, of our total net sales and net sales to our ten largest customers accounted for 88% of our total net sales.

        The following table lists, alphabetically within product groups, certain of our ten largest customers in 2001 in terms of net sales and the products for which we provide manufacturing services:

Customer	End Products
Computer systems and related peripherals:
Hewlett-Packard	Printers
IBM	Point-of-sale systems
Oce-Industries	Printers
Networking and communications:
3Com	Broadband access and transmission products
Emulex	Fibre channel network equipment
Consumer electronics:
Palm	Personal digital assistants
Industrial, medical devices and commercial avionics:
GE Medical	MRI sub-system devices
Rockwell International	Industrial motion controls

        We customarily enter into supply arrangements that generally govern the conduct of business between us and our customers. In some instances these arrangements contain revenue, product volume or capacity commitments and are generally for terms of one to three years. Some of our supply arrangements with revenue, volume or capacity commitments contain provisions in which the customer may satisfy those commitments through either increased revenue or the payment of cash in periods subsequent to a period in which the revenue commitment was not met. For these supply arrangements, we recognize minimum commitments ratably over the term of the arrangement.

Sales and Marketing

        We service all of the world's major electronics markets through a direct sales force located in selected North American, European and Asian cities. Our salespeople have knowledge of local markets, which we believe is critical to identifying new customers and developing new business opportunities. Our direct sales force is complemented by several independent firms who serve as our representatives in areas where we believe the most significant opportunities exist, and in areas where we have no direct salespeople.

        We also seek to grow by developing close, long-term relationships with our customers, working with them through a product's entire life cycle, from product design to after-market support. The costs to an OEM of starting significant production at an EMS company are high, whether for a new product or for a product currently manufactured internally or by another EMS company. Consequently, EMS companies generally face a long sales cycle and must perform satisfactorily on a trial basis prior to obtaining significant orders from a potential customer. Therefore, we seek to work closely with our customers during the initial product design and development stage. We support our customer relationships with cross-functional customer focus teams that are led by dedicated program managers. Each team is responsible for focusing on new programs, products and/or part numbers and developing an in-depth understanding of our customers' requirements and outsourcing needs. Customer focus teams for major global accounts are complemented by seasoned global account managers who coordinate a broad range of services provided from multiple sites around the world.

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

        We have implemented processes, information systems and other tools that enable our employees to provide high levels of customer service. One example is our continuous process improvement program, in which we rigorously evaluate operational processes relative to industry best practices and develop action plans to improve our performance. This program ensures that best practices are standardized across our global operations, leading to continuous improvement. In addition, we will continue to invest in information systems that increase the quality of our customer service. We implemented a suite of software tools to help us better control the quality of our manufacturing processes and provide timely information to our customers. Our investments increasingly include Internet-based solutions that reduce transaction costs and facilitate a more efficient flow of information between us and our suppliers and customers.

Supply Chain Management

        Supply chain management is critical for competing in the EMS industry, as OEMs are increasingly outsourcing their entire product supply chain to EMS companies. We offer our customers a supply chain solution that typically represents a lower total cost of ownership than that provided by their internal operations. Supply chain management involves the coordination of components and products throughout the design, manufacturing and distribution functions, ensuring that the correct component or product is delivered to its appropriate destination at the proper time and at the lowest overall cost. We believe that, through the use of our highly trained professionals and our significant investment in information systems, our supply chain management expertise reduces our customers' total costs and increases our flexibility to respond to changing customer demands.

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

        We utilize information systems to improve the efficiency and flexibility of the supply chain. Our enterprise resource planning system provides comprehensive and timely information required for managing the logistical complexities in our business. We have also implemented a component database and global information system to optimize our materials management, allowing us to consolidate data on historical purchases and perform global searches for component inventory and competitive pricing. We will continue to implement e-commerce solutions that link us to our customers and suppliers, providing them with timely information on specific orders, product demand, inventory and component lead times in order to facilitate planning and increase the efficiency of the entire supply chain.

Information Systems

        Information systems are a critical element for achieving our strategic business objectives. We believe that our investment in information systems will deliver competitive advantages for our customers by improving supply chain management and increasing product quality and operational flexibility. We have implemented a common technological infrastructure that allows our customers and suppliers to communicate and transact with us in an easy and consistent manner. We believe this increases the efficiency of the supply chain.

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

        Our information solutions portfolio increasingly includes a broad range of e-business tools. Both customers and suppliers can communicate with us through a comprehensive suite of electronic data interchange applications. In addition, customers can obtain order status and product quality information, 24 hours a day, through our secure web-based applications at many of our sites. We plan to make further investments in e-business tools that will leverage the speed and technology of the Internet to facilitate the flow of information and increase the total efficiency of the supply chain.

International Operations

        We believe that our global presence is an important strategic element that allows us to provide product design, manufacturing and after-market support services in locations that meet our customers' regional requirements. Consistent with this strategy, we have established international manufacturing facilities in Europe and Asia. We will continue to seek strategic opportunities to acquire additional facilities throughout the world, especially in low-cost regions, either through OEM divestitures or acquisitions of regional EMS companies and other related companies.

        Our facilities in Europe serve European customers as well as customers in North America and Asia that have significant sales in Europe. Our Athlone, Ireland facility provides medium to high-volume, capital intensive manufacturing and related support services. Our Valencia, Spain facility offers a comprehensive range of integrated services including design, low, medium and high-volume production and highly complex assembly and manufacturing, configuration-to-order and global order fulfillment. In addition, our Valencia facility has a significant product repair capability. Both our Athlone and Valencia facilities have strong technical capabilities, including radio frequency engineering and test capabilities. Our Galway, Ireland facility was established in 2000 to expand service offerings to a key global customer. In January 2001, we acquired a facility in Guerande, France from Oce-Industries, which expanded our relationship with Oce-Industries, an existing customer.

        Our Asian operations, including facilities located in Shenzhen, China, Tampoi, Malaysia, and in Singapore, enable us to provide cost competitive manufacturing for global customers and a range of regional manufacturing and support services. Many OEMs recognize Southeast Asia as a competitive region that offers both low-cost manufacturing and strong technical skills. Our sites in Southeast Asia specialize in high-volume assembly and manufacturing, and enable us to provide globally competitive pricing for these types of requirements. Our Asian facilities offer a wide range of lower to medium-volume and more complex assembly and manufacturing services. Our Singapore site provides engineering and business support for the Malaysian and Chinese sites. In addition to our manufacturing sites, we have an international procurement office in Singapore. We implemented plans in the first quarter of 2002 to close our facility in China. This plan includes the consolidation of operations in China to our Malaysian facility as we pursue other opportunities to expand our presence and capabilities in China and Asia in general.

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

        For the years ended December 31, 2001, 2000 and 1999 we spent $6.2 million, $6.3 million and $3.2 million, respectively, on research and development activities.

Competition

        The EMS industry is highly competitive. We believe that the principal competitive factors in our industry are:

  •
  service offerings;

  •
  technological capabilities;

  •
  geographic location and coverage;

  •
  pricing;

  •
  product quality;

  •
  customer service;

  •
  reliability in meeting product delivery schedules;

  •
  access to capital; and

  •
  flexibility and timeliness in responding to design and schedule changes.

        We compete against large, global EMS providers, including Celestica Inc., Flextronics International Ltd., Jabil Circuit Inc., Sanmina-SCI Corporation and Solectron Corporation. We also compete against EMS providers that are approximately the same size we are or smaller, including Benchmark Electronics, Plexus and Pemstar, as well as numerous small EMS providers.

        We believe that large publicly-traded OEMs prefer to enter into outsourcing relationships with publicly-held EMS companies that present them with the opportunity to build a long-term relationship because of their greater access to capital and resulting financial stability. Some of our competitors are substantially larger and have greater financial, operating, manufacturing and marketing resources than we do. Some of our competitors have broader geographic breadth and range of services than we do. In addition, some of our competitors may have better relationships with our existing customers than we do. We also face competition from the manufacturing operations of our current and potential customers, who continually evaluate the relative benefits of internal manufacturing compared to outsourcing. As more OEMs dispose of their manufacturing assets and increase their use of outsourcing, we face increasing competitive pressures to grow our business in order to maintain our competitive position.

Governmental Regulation

        Our operations are subject to a variety of federal, state and local regulatory requirements relating to environmental compliance and site cleanups, waste management and health and safety matters. In particular, we are subject to regulations promulgated by:

  •
  the Occupational Safety and Health Administration, pertaining to health and safety in the workplace;

  •
  the Environmental Protection Agency, pertaining to the use, storage, discharge and disposal of hazardous chemicals used in the manufacturing processes; and

  •
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

Employees

        As of December 31, 2001, we had approximately 3,426 full-time employees, including 2,255 in production and quality, 380 in engineering, research and development, 337 in procurement and materials management, 104 in information systems, 51 in program management, 13 in sales and marketing and 286 in executive and administrative functions. Given the variability in our business and the quick response time required by our customers, it is critical that we be able to quickly ramp-up and ramp-down our production to maximize efficiency. Therefore, we use skilled temporary labor as required. We employed approximately 1,626 temporary employees as of December 31, 2001.

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

Item 2. Properties

        Our principal executive offices are located in Concord, Massachusetts. We also have product design and manufacturing facilities in the United States, France, Spain, Ireland, Singapore, Malaysia and China. Information about these facilities is set forth below:

Location	Principal Function	Approximate Square Feet	Leased/Owned
Concord, Massachusetts	Headquarters	28,000	Leased
Arden Hills, Minnesota	Manufacturing	154,000	Leased
Charlotte, North Carolina	Manufacturing	273,500	Leased
Newark, California	Administrative	2,760	Leased
Mt. Prospect, Illinois	Manufacturing	245,000	Leased
Salt Lake City, Utah	Held-for-sale	150,000	Owned
Westford, Massachusetts	Design	6,000	Leased
Lowell, Massachusetts	Manufacturing	40,000	Leased
Puerto Rico	Manufacturing	94,000	Leased
Guerande, France	Manufacturing	130,000	Owned
Valencia, Spain	Manufacturing/Design	518,000	Leased/Owned(a)
Athlone, Ireland	Manufacturing	55,000	Leased
Galway, Ireland	Manufacturing	60,000	Leased
Singapore	Manufacturing	52,225	Leased
Tampoi, Malaysia	Manufacturing	46,000	Leased
Shenzhen, China	Manufacturing	50,000	Leased

(a)
We own approximately 418,000 square feet of manufacturing and logistics space and lease approximately 100,000 square feet of warehouse space.

        Leases for our facilities expire between July 2002 and April 2017. We currently expect to be able to extend the terms of expiring leases or to find suitable replacement facilities on reasonable terms. We believe that our facilities are well-maintained and suitable for their respective operations. We anticipate that as our business grows we will need to obtain additional facilities through acquisitions, leases or new construction. We may encounter unforeseen difficulties, costs or delays in expanding our facilities.

        Our Salt Lake City, Utah facility is held-for-sale following our closure of the facility in the first quarter of 2002.

Item 3. Legal Proceedings

        On December 6, 2001, a class action complaint alleging violations of federal securites laws was filed against us in the United States District Court, Southern District of New York. The complaint alleges that the prospectus filed by us relating to our common stock sold in our initial public offering in June 2000 contained false and misleading statements with respect to the commission arrangements between the underwriters and their customers. We believe we have meritorious defenses and intend to vigorously defend this action. The plaintiff seeks unspecified damages and statutory compensation plus prejudgement interest.

        We are party to other lawsuits in the ordinary course of business. We do not believe that these other proceedings individually or in the aggregate will have a material adverse effect on our financial position, results of operations and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our stockholders during the fourth quarter of 2001.

Executive Officers of the Registrant

        The following table sets forth information with respect to our executive officers:

Name	Age	Office
Kevin C. Melia	54	Chairman and Director
Robert C. Bradshaw	45	Chief Executive Officer, President and Director
Santosh Rao	41	Executive Vice President and Chief Operating Officer
Albert A. Notini	45	Executive Vice President and Chief Financial Officer
Richard J. Gaynor	42	Vice President and Corporate Controller
James N. Poor	59	Executive Vice President, Human Resources

        Kevin C. Melia, a founder of MSL, has been a director and our Chairman since December 1994. He was Chief Executive Officer of the Company from 1994 until January 2, 2002. From December 1994 to February 1999, he also served as President. Prior to joining us, Mr. Melia was acting President of Sun Microsystems Inc. from 1992 to 1994. Mr. Melia also served as Chief Financial Officer of Sun Microsystems Computer Corporation from 1991 to 1994. Mr. Melia currently serves as a director of Iona Technologies Plc and Horizon Technologies.

        Robert C. Bradshaw has been our Chief Executive Officer, President and a director since January 2002. Prior to joining us, Mr. Bradshaw served as President of SCI Systems, Inc., an engineering and electronic manufacturing services provider, from November 2000 to December 2001 and as Chief Operating Officer from December 1999 through December 2001. From June 1998 through December 1999, he served as President—Eastern Region and Corporate Vice President of Solectron Corporation, an electronics manufacturing services company. Prior to this, he served in numerous executive positions with IBM Corporation, an information technology company, from 1978 through 1998.

        Santosh Rao has been our Executive Vice President and Chief Operating Officer since February 2002. Prior to joining us, Mr. Rao served as Executive Vice President, Asia Pacific for Sanmina-SCI from September 2001 until January 2002. From November 2000 until August 2001 he was Senior Vice President, Southern Asia Pacific of SCI Systems, Inc. Previously he served Solectron Corporation, an electronic manufacturing services corporation as Vice President, General Manager from September 1998 to November 2000 and as Vice President of Operations from November 1995 to August 1998. Prior to Solectron, he held a number of technical and financial positions with IBM Corporation.

        Albert A. Notini has served as our Chief Financial Officer since October 2000. Mr. Notini joined us in May 2000 as Executive Vice President, Business Development and General Counsel and served in that capacity until October 2000. Prior to joining us, Mr. Notini was the Executive Vice President, Corporate Development and Administration and General Counsel of Wang Global, a worldwide provider of network services, from January 1999 to June 1999. Wang Global was acquired by Getronics NV in June of 1999 and Mr. Notini served as Executive Vice President of Getronics until February, 2000. Mr. Notini joined Wang Global in February 1994 as a Senior Vice President. Prior to joining Wang Global, Mr. Notini was a Senior Partner at the Boston law firm of Hale and Dorr LLP. Mr. Notini currently serves as a director of ePresence, Inc.

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

FISCAL 2001	HIGH	LOW
First quarter (January 1, 2001 to April 1, 2001)	$9.81	$2.60
Second quarter (April 2, 2001 to July 1, 2001)	$8.68	$2.33
Third quarter (July 2, 2001 to September 30, 2001)	$8.25	$3.81
Fourth quarter (October 1, 2001 to December 31, 2001)	$6.38	$3.50
FISCAL 2000	HIGH	LOW
Second quarter (June 22, 2000 to July 2, 2000)	$22.50	$19.06
Third quarter (July 3, 2000 to October 1, 2000)	$34.38	$10.50
Fourth quarter (October 2, 2000 to December 31, 2000)	$12.44	$4.06

        As of March 18, 2002, we had approximately 398 stockholders of record.

        We have never declared or paid any cash dividends on shares of our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Our bank credit facilities limit our ability to pay cash dividends on our common stock.

        During the period covered by this report, we did not issue any securities which were not registered under the Securities Act of 1933, as amended.

Item 6. Selected Consolidated Financial Data

        The following selected consolidated financial data as of and for the dates and periods indicated have been derived from our audited consolidated financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto incorporated into Item 8 of this report.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$1,522,000	$1,758,101	$920,722	$837,993	$562,666
Cost of goods sold	1,411,977	1,660,311	865,489	792,734	526,787

Gross profit	110,023	97,790	55,233	45,259	35,879
Selling, general and administrative(a)	196,117	70,341	38,822	36,564	40,131
Legal settlement(b)	—	6,000	—	—	—

Operating income (loss)	(89,094)	21,449	16,411	8,695	(4,252)
Interest expense, net	(20,115)	(17,729)	(8,081)	(10,161)	(7,723)
Foreign exchange gain (loss)	338	(2,026)	(2,510)	721	(931)
Other income(c)	11,255	140	—	—	—

Income (loss) before provisions for income taxes and extraordinary loss	(94,616)	1,834	5,820	(745)	(12,906)
Provisions for income taxes	524	3,057	3,810	3,294	4,372

Income (loss) before extraordinary loss	(95,140)	(1,223)	2,010	(4,039)	(17,278)
Extraordinary loss	—	(2,812)	—	(2,202)	—

Net income (loss)	$(95,140)	$(4,035)	$2,010	$(6,241)	$(17,278)

Net income (loss) applicable to common stock	$(95,140)	$(25,959)	$1,201	$(6,241)	$(17,278)

Basic income (loss) per share:
Income (loss) before extraordinary loss	$(2.86)	$(0.88)	$0.06	$(0.21)	$(1.07)
Extraordinary loss)	$—	$(0.11)	$—	$(0.12)	$—
Net income (loss)	$(2.86)	$(0.98)	$0.06	$(0.33)	$(1.07)
Weighted average shares outstanding	33,304	26,411	19,384	18,746	16,172
Diluted income (loss) per share:
Income (loss) before extraordinary loss	$(2.86)	$(0.88)	$0.06	$(0.21)	$(1.07)
Extraordinary loss	$—	$(0.11)	$—	$(0.12)	$—
Net income (loss)	$(2.86)	$(0.98)	$0.06	$(0.33)	$(1.07)
Weighted average shares outstanding	33,304	26,411	19,608	18,746	16,172
Other Financial Data:
Depreciation	20,655	18,583	11,686	10,686	7,575
Amortization of goodwill, other intangibles and internal use software	12,884	10,715	2,747	247	801
Capital expenditures	14,803	43,530	39,094	2,774	25,780
Net cash provided by (used in) operating activities	107,730	(98,937)	(25,121)	41,070	(17,396)
Net cash used in investing activities	(17,239)	(57,471)	(81,775)	(4,483)	(25,978)
Net cash provided by (used in) financing activities	(68,980)	144,098	109,229	(23,505)	50,220

	December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$30,906	$10,388	$24,182	$23,969	$9,513
Working capital	151,999	234,425	98,273	54,340	43,009
Total assets	436,820	933,517	411,783	277,608	266,929
Current portion of long-term debt and capital lease obligations	6,477	7,737	5,414	4,939	33,800
Long-term debt and capital lease obligations	114,083	181,344	121,929	57,188	47,138
Preferred stock	—	—	39,204	—	—
Total stockholders' equity	113,706	215,448	48,621	39,174	42,097

(a)
Includes $1,010, $5,229, $462 and $341 of non-cash charges related to stock-based compensation in the years ended December 31, 2001, 2000, 1999 and 1998, respectively. Also includes $91,933, $780, $6,729 and $12,094 of charges related to restructuring and asset writedowns in the years ended December 31, 2001, 1999, 1998 and 1997, respectively.

(b)
Represents the settlement of a legal claim arising from a potential acquisition that was not consummated.

(c)
Other income recorded in 2001 includes $6,747 related to the return of 1,551,220 shares of the Company's common stock to the Company in connection with the amendment of a supply agreement with a customer and a $4,508 gain from insurance proceeds received during 2001 for a business interruption claim related to losses incurred on component shortages due to a fire at a supplier's manufacturing facility in fiscal 2000.

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

	Three Months Ended
	Dec. 31, 2001	Sep. 30, 2001	July 1, 2001	April 1, 2001	Dec. 31, 2000	Oct. 1, 2000	July 2, 2000	April 2, 2000
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$271,540	$318,247	$403,505	$528,708	$638,415	$424,444	$362,422	$332,820
Gross profit	19,842	23,828	32,217	34,136	35,325	24,994	21,156	16,315
Income (loss) before extraordinary loss	(24,095)	(64,499)	(7,628)	1,082	5,181	2,571	1,848	(10,823)
Net income (loss)	$(24,095)	$(64,499)	$(7,628)	$1,082	$5,032	$535	$1,221	$(10,823)
Net income (loss) applicable to common stock	$(24,095)	(64,499)	$(7,628)	$1,082	$5,032	$535	$(18,572)	$(12,954)
Diluted income (loss) per share:
Income (loss) before extraordinary loss	$(0.74)	$(1.92)	$(0.23)	$0.03	$0.15	$0.08	$(0.85)	$(0.66)
Extraordinary loss	$—	$—	$—	$—	$—	$(0.06)	$(0.03)	$—
Net income (loss)	$(0.74)	$(1.92)	$(0.23)	$0.03	$0.15	$0.02	$(0.88)	$(0.66)
Weighted average shares outstanding	32,581	33,647	33,547	33,674	33,922	32,977	21,123	19,673

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

Overview

        We are a leading global provider of advanced electronics manufacturing and supply chain services to original equipment manufacturers (OEMs). Our customers include leading OEMs who have chosen outsourcing as a core manufacturing strategy. We have developed relationships with OEMs in a diverse range of industries, including computer systems and peripherals, wired and wireless communications, networking and storage equipment, consumer electronics, industrial equipment, medical devices and commercial avionics. By efficiently and aggressively managing our business, costs and asset base, we are able to offer our customers an outsourcing solution that represents a lower total cost of ownership than that typically provided by their internal operations. We seek to differentiate ourselves by providing advanced manufacturing methodologies and capabilities and exceptional customer focus and by integrating our services into our customers' operations.

        We provide integrated supply chain solutions that address all stages of our customer's product life cycle, including engineering and design, new product introduction, global supply chain management, printed circuit board assembly, product assembly and system integration, testing, logistics and distribution, and after-market services. We believe this comprehensive range of services promotes our growth by attracting new customers and capturing additional outsourcing opportunities within our existing customer base.

        We have established a global network consisting of 15 manufacturing and logistics facilities in the world's major electronics markets—North America, Europe and Asia—to serve the increasing outsourcing needs of both multinational and regional OEMs. Our manufacturing facilities are strategically located near our customers and their end-markets, which benefits our customers by reducing the time required to get their products to market and by increasing their flexibility to respond quickly to changing market conditions. We believe that the combination of our services and our global manufacturing network has enabled us to become an integral part of our customers' product development and manufacturing strategies.

        Since our founding in 1994, our growth has been driven primarily by acquisitions of existing OEM manufacturing facilities and by the increasing number of OEMs who are outsourcing their manufacturing requirements. We intend to continue to actively pursue strategic acquisitions and to benefit from this increasing trend by OEMs to outsource over the next several years.

        We work closely with our customers to anticipate and forecast their future volume of orders and delivery dates. We derive most of our net sales under purchase orders from our customers. We recognize sales, net of expected product return and warranty costs, typically at the time of product shipment or as services are rendered, provided no post-delivery obligations remain and collection is reasonably assured. Our cost of goods sold includes the cost of electronic components and materials, labor costs and manufacturing overhead. The procurement of raw materials and components requires us to commit significant working capital to our operations and to manage the purchasing, receiving, inspection and stocking of these items. Our typical customer contract contains provisions which specify that we may recover from the customer inventory costs and material acquisition costs for raw material which becomes excess or obsolete due to customer reschedules, cancellations or product changes.

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

        During the year ended December 31, 2001, the 3Com supply contract related to our Mt. Prospect facility provided a significant positive contribution to our operating results due to 3Com's contractual payment commitments, that were not accompanied by the corresponding variable expenses associated with the manufacture of products, coupled with 3Com not achieving its contractual minimum requirements. On September 14, 2001, we amended the supply agreement with 3Com. The amendment allowed us to reduce a significant amount of the cost base we had been maintaining to support the capacity requirements for 3Com, reduce correspondingly the amount of 3Com's minimum guaranteed purchase commitments and provide for MSL to continue manufacturing products for 3Com at our Mt. Prospect facility at a level equal to 3Com's reduced demand. 3Com's minimum guaranteed purchase commitments were reduced from $30.0 million per quarter to average quarterly commitments of approximately $11.7 million. During the year ended December 31, 2001, 3Com paid us $71.0 million under this arrangement as their volumes were in deficit of contractual minimums. The amendment shortened the term of the supply contract for which 3Com has minimum contractual commitments from September 30, 2002 to June 30, 2002 and accelerated the receipt of certain payments by MSL. 3Com also returned 1,551,220 shares of our common stock. In connection with this amendment, we reduced our workforce at Mt. Prospect by over 60%, and recorded a restructuring charge for severance costs of $10.3 million during the year ended December 31, 2001 related to personnel reductions. While we expect the 3Com contract to continue to provide a positive contribution to our operating results through the term of the contract, the expiration of the fixed price element of the contract will have a negative impact on our operating results.

        As of December 31, 2001, we had approximately $29.8 million of net current assets associated with a customer that is disputing its obligation to pay for a portion of these assets. Of these total assets, $17.9 million is outstanding receivables (net of $10.2 million accounts payable due the customer) and $11.9 million is inventory purchased specifically for the customer. We currently maintain a $12.0 million reserve related to these assets. In January 2002, we signed an agreement with the customer to resolve the dispute through a process of reconciliation and ultimately binding arbitration, as well as scheduled periodic payments during this process and the prospect of shipments of product to the customer on a prepaid basis. The customer continues to make scheduled payments under the terms of the January 2002 agreement, and we believe we will realize, at a minimum, an amount equal to the amount of unreserved net current assets at December 31, 2001. While we believe the customer currently has sufficient unencumbered assets to satisfy the full amounts we believe we are owed, the customer's ability to pay, or the timing within which the customer will pay us, could be adversely impacted by certain restrictions on the disposition of its tangible assets or a weakening in the customer's overall financial performance. We continue to maintain a reserve related to these assets of $12.0 million, but we continue to pursue the entire $29.8 million through the terms of the January 2002 agreement. In the third quarter of 2001, we began deferring revenue recognition on all new shipments to the customer until receipt of payment.

Acquisitions

        A significant portion of our growth has come from acquisitions, which have strengthened existing customer relationships, added new customers and increased our range of service offerings.

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

        In September 2000, we acquired selected inventory and fixed assets from 3Com, an existing customer, for $78.1 million. The purchase price consisted of $59.1 million in cash, financed with a term loan under our bank credit facility, and 1,551,220 shares of our common stock. As part of this transaction, we leased a 404,000 square foot manufacturing facility located in Mt. Prospect, Illinois, near Chicago. In connection with this acquisition, we entered into a two-year supply agreement with 3Com to produce digital subscriber line (DSL) and cable modems, carrier systems products and digital cameras. We also retained the facility employees. In addition to expanding our relationship with 3Com, this acquisition enhanced our new product introduction, product assembly and systems integration and testing capabilities. The term of the fixed price element of the supply agreement was shortened by three months to June 30, 2002 in connection with the September 2001 amendment to the agreement, as described above.

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

        In November 1999, we acquired selected inventory and fixed assets from 3Com for $80.4 million. The acquisition was financed with the proceeds from the issuance of $50.0 million of senior preferred stock and warrants and borrowings under our bank credit facility. As part of this transaction, we acquired a 150,000 square foot manufacturing facility located in Salt Lake City, Utah. The Salt Lake City facility was closed in the first quarter of 2002, as discussed below. Also in 1999, we acquired two electronics design firms, Electronic Systems Packaging and Ronlin Design, for an aggregate purchase price of approximately $4.4 million, consisting of cash and common stock.

Restructuring and Asset Writedowns

        During the first quarter of 2002, we implemented plans to restructure our operations, primarily related to closing our facility in China. This plan includes the consolidation of operations in China to our Malaysian facility as we pursue other opportunities to expand our presence and capabilities in China and Asia in general. The total cost of this plan will be approximately $5.0 million which is comprised of asset writedowns of $3.0 million, lease termination costs of $0.6 million and severance costs of $1.4 million related to the reduction of approximately 300 managerial and manufacturing employees. This plan is expected to be completed by the end of the third quarter of 2002. We do not currently anticipate any further restructuring plans during 2002 that may result in additional restructuring charges. However, if circumstances arise causing a need or opportunity to restructure operations and reduce costs, including a further decline in economic conditions or business or asset acquisitions, we may incur further restructuring charges. We can not currently estimate the cost of such plans, if any.

        As a result of the ongoing economic uncertainty and slowdown in the economy generally, several of our customers and competitors have announced layoffs and have indicated that revenues and earnings in future periods may be less than previously expected. Such a continued slowdown in economic growth could have a negative impact on our future financial performance. In response to the economic downturn experienced in 2001, and the related weakening in demand from our customer base, we evaluated our worldwide workforce and manufacturing operations for opportunities to align costs with current demand. The following is a summary of the actions approved and instituted in 2001 by quarter.

        During the quarter ended December 31, 2001, we approved a plan to restructure our corporate organization and operations worldwide. The plan included the termination of the remaining employees at our Salt Lake City facility, which ceased production in December 2001 and closed in the first quarter of 2002. The total restructuring charge recorded for this plan was $12.2 million, which was comprised of the write-off of capitalized assets which were abandoned of $2.4 million, lease termination costs of $0.8 million and severance costs of $8.9 million related to the reduction of approximately 489 managerial and manufacturing employees. As of December 31, 2001, we had paid approximately $2.3 million of the cash portion of the charge. The restructuring plan is expected to be substantially complete at the end of the first quarter of 2002, and the annual savings from the implementation of this plan is expected to be approximately $22.2 million. We expect to begin realizing the majority of the savings in the first half of 2002.

        During the quarter ended September 30, 2001, we approved a plan to restructure certain operations in the United States and Asia. The total charge recorded for this plan was $66.8 million, which was comprised of asset writedowns of $54.6 million, lease termination costs of $0.8 and severance costs of $11.3 million. Pursuant to the restructuring plan, we announced our intention to close our Salt Lake City, Utah facility in the first quarter of 2002 in light of operating losses related to declining demand from the facility's primary customers. During the year ended December 31, 2001, the facility generated revenues of $349.7 million and a net operating loss, excluding restructuring charges and asset impairments, of $27.2 million. During fiscal 2000, the facility generated revenues of $577.8 million and operating income of $5.1 million. Production for the primary customer served at the Salt Lake City facility has been transferred to one of our other facilities. Restructuring costs and asset writedowns related to closure of the Salt Lake City facility recorded in the third quarter of 2001 were $54.5 million and were comprised of severance costs of $1.6 million for approximately 200 manufacturing and managerial employees, lease termination costs of $0.6 million and the write-down of intangible assets, machinery and equipment and other capitalized assets of $52.3 million. The remaining 316 employees were terminated in the fourth quarter of 2001. Of the asset write-downs, $24.7 million was related to intangible assets. Other charges recorded under this plan, including those incurred for the restructuring of our Mt. Prospect facility in connection with the amendment of the 3Com supply agreement, totaled $12.3 million, which were comprised of the write-down of capitalized assets to be abandoned of $2.4 million, lease termination costs of $0.2 million and severance of $9.7 million related to personnel reductions of approximately 1,017 managerial and manufacturing employees. As of December 31, 2001, we had paid approximately $7.0 million of the cash portion of the charge. We expect the restructuring plan to be substantially complete by the end of the first quarter of 2002, and the savings from the implementation of the plan to be approximately $48.0 million annually. We expect to begin realizing the majority of these savings in the first quarter of 2002.

        During the quarter ended July 1, 2001, we approved a plan to restructure certain operations in the United States, Spain, Ireland and Asia. The total restructuring charge recorded for this plan was $10.2 million, which was comprised of the write-off of capitalized assets which were abandoned of $4.8 million, lease termination costs of $1.8 million and severance costs of $3.6 million related to the reduction of approximately 653 managerial and manufacturing employees. As of December 31, 2001, we had paid substantially all of the cash portion of the charge. The restructuring plan was substantially complete at the end of the third quarter of 2001, and approximately $8.1 million of the anticipated $18.5 million of annual savings from the implementation of this plan were realized in 2001.

        During the quarter ended April 1, 2001, we approved a plan to restructure certain operations in Asia. The total restructuring charge recorded for this plan was $2.8 million, which was comprised of lease termination costs of $1.8 million and severance of $1.0 million related to personnel reductions of approximately 333 managerial and manufacturing employees. As of December 31, 2001, we had paid substantially all of the cash portion of the charge. The restructuring plan was substantially complete at the end of the second quarter of 2001, and the expected savings from the implementation of this plan are estimated to be approximately $4.3 million annually. Approximately $2.7 million of these savings were realized in 2001.

        During the fourth quarter of 1999, we approved a restructuring plan designed to improve our manufacturing operations at our Charlotte facility. It comprised $0.8 million of severance costs related to a reduction of 33 manufacturing and managerial employees which were recorded in the fourth quarter of 1999. As of December 31, 2000, this plan was completed, and we had realized substantially all of the $4.6 million in annual savings contemplated as a result of implementing these plans. These savings are reflected in cost of goods sold in our reported results of operations

        The major components of the restructuring plans are as follows:

	Year Ended December 31,
	2001	2000	1999
Employee severance	$24.9	$—	$0.8
Asset write-downs	61.8	—
Lease terminations	5.2	—

	$91.9	$—	$0.8

        The following table sets forth the activity in the restructuring reserves through December 31, 2001:

	Year Ended December 31,
	2001	2000	1999
Beginning balance	$—	$0.6	$—
Restructuring provision	91.9	—	0.8
Asset writedowns	(61.8)	—	—
Cash payments	(17.6)	(0.6)	(0.2)

Ending balance	$12.5	$—	$0.6

        Reserves remaining at December 31, 2001 represent liabilities for severance and lease termination payments. Substantially all outstanding restructuring reserves at December 31, 2001 will be paid by the end of the third quarter of 2002.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowances for doubtful accounts, excess and obsolete inventory provisions, deferred tax asset valuation allowances, restructuring, asset impairments and writedowns and contingencies and litigation. We base our estimates on historical experience, current information available on our business and customer relationships and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of its consolidated financial statements.

  •
  Revenue recognition—we recognize revenue under current authoritative literature, including SAB 101, which identifies four basic criteria for revenue recognition:

  1.
  Persuasive evidence of an arrangement

  2.
  Delivery has occurred or services rendered

  3.
  Fixed and determinable sales price

  4.
  Collectibility is reasonably assured

            Determination of criteria (3) and (4) are based on our judgment regarding the fixed nature of the sales price charged for products delivered or services rendered and the collectibility of those sales. Should changes in conditions cause us to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

            In general, our sales are made pursuant to supply contracts. These contracts specify the terms of the arrangements, the points at which title and transfer of risk of loss occur and payment terms. These arrangements also specify contractual rights and obligations concerning the establishment of cost standards and resulting purchase price variances and revaluation of cost standards and excess and obsolete inventory.

            Our supply contracts typically contain provisions allowing us to sell excess or obsolete inventory arising from changes in customer forecasts back to the customer at the original price paid for the inventory. In these situations, our customers are contractually obligated to repurchase the inventory. Because sales under these provisions produce no margin and significantly reduce our risk of ownership and loss with respect to excess inventory, we do not record these sales as revenue. Sales of excess inventory to customers without these contractual obligations are recorded in revenue, which increases our reported revenue while decreasing certain operating margin percentages, including gross profit.

  •
  Customer credit reserves and inventory valuation—The realizable values of our accounts receivable and inventory are primarily related to our customers' ability to pay for or purchase these assets. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In addition to accounts receivable arising from customers' purchases from us, our inventory is typically purchased specifically for customers based on their forecasts. Our customer contracts typically contain provisions allowing us to sell excess and obsolete inventory arising from customer forecasts back to the customer. In instances where there is doubt as to the ability of the customer to repurchase excess inventory, or where the customer is not obligated to repurchase excess inventory, we record provisions to write down inventory to its estimated market value based on assumptions about future demand and market conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments for accounts receivable or excess inventory, additional allowances and provisions may be required.

  •
  Deferred tax asset valuation allowances—We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

  •
  Valuation of long-lived and intangible assets and goodwill—We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider include the following:

  •
  significant under-performance relative to expected historical or projected future operating results;

  •
  significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

  •
  significant negative industry or economic trends; and

  •
  our market capitalization relative to book value.

            When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on one of two methods. For assets related to ongoing operations we plan to continue, we use a projected discounted cash flow method using a discount rate determined to be commensurate with the risk inherent in our current business model or a market value approach. For assets to be disposed of, we assess the value of the assets based on current market conditions for similar assets. If we determine that certain long-lived assets meet any of the impairment indicators noted, and these assets were determined to be impaired, an adjustment to writedown the long-lived assets would be charged to income in the period such determination was made.

Results of Operations

        The following table sets forth specified operating data and percentages of net sales for the periods indicated.

	Year Ended December 31,
	2001		2000		1999
	(Dollars in thousands)
Net sales	$1,522,000	100.0%	$1,758,101	100.0%	$920,722	100.0%
Cost of goods sold	1,411,977	92.8	1,660,311	94.4	865,489	94.0

Gross profit	110,023	7.2	97,790	5.6	55,233	6.0
Selling, general and administrative(a)	196,117	12.9	70,341	4.0	38,822	4.1
Legal settlement(b)	—	—	6,000	0.4	—	—

Operating income	(86,094)	(5.7)	21,449	1.2	16,411	1.8
Interest expense, net	(20,115)	(1.3)	(17,729)	(1.0)	(8,081)	(0.9)
Foreign exchange gain (loss)	338	0.0	(2,026)	(0.1)	(2,510)	(0.3)
Other income(c)	11,255	0.7	140	0.0	—	—

Income (loss) before provision for income taxes and extraordinary loss	(94,616)	(6.2)	1,834	0.1	5,820	0.6
Provision for income taxes	524	0.0	3,057	0.2	3,810	0.4

Income (loss) before extraordinary loss	(95,140)	(6.3)	(1,223)	(0.1)	2,010	0.2
Extraordinary loss	—		(2,812)	(0.1)	—	—

Net income (loss)	(95,140)	(6.3)%	$(4,035)	(0.2)%	$2,010	0.2%

(a)
Includes $1,010, $5,229 and $462 of non-cash charges related to stock-based compensation in the years ended December 31, 2001, 2000 and 1999, respectively. Also includes $91,933, $0 and $780 of charges related to restructuring and asset writedowns in the year ended December 31, 2001, the year ended December 31, 2000 and the year ended December 31, 1999, respectively.

(b)
Represents the settlement of a legal claim arising from a potential acquisition that was not consummated.

(c)
Other income recorded in 2001 includes $6,747 related to the return of 1,551,220 shares of the Company's common stock to the Company in connection with the amendment of a supply agreement with a customer and a $4,508 gain from insurance proceeds received during 2001 for a business interruption claim related to losses incurred on component shortages due to a fire at a supplier's manufacturing facility in fiscal 2000.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Sales

        Net sales for the year ended December 31, 2001 decreased $236.1 million, or 15.5%, to $1,522.0 million from $1,758.1 million for the year ended December 31, 2000. Net sales for the year ended December 31, 2001 included incremental net sales of $192.2 million attributable to our Mt. Prospect and Guerande facilities, which were acquired in September 2000 and January 2001, respectively. Of the revenues for our Mt. Prospect and Guerande facilities in 2001, $72.3 million was recorded for payments received under customer contracts with guaranteed purchase commitments, primarily under our contract with 3Com related to our Mt. Prospect facility. Following the 2001 amendment of our contract with 3Com, such amounts from 3Com will not exceed $21.5 million in 2002.

        The decrease in net sales noted resulted primarily from volume reductions related to the decrease in demand for electronic manufacturing services experienced in 2001. Demand related reductions included $228.1 million less net sales from customers served in our Salt Lake City facility, which ceased production in December 2001 and closed in the first quarter of 2002, including a decrease of $137.2 million from a customer in the personal digital assistant sector. This customer was the most significant customer of our Salt Lake City facility, and we have continued to provide services to the customer in one of our other facilities. We expect a further decline in net sales from this customer in 2002 related to their decreased demand requirements. Other significant demand-related volume reductions aggregated $140.3 million for three customers at facilities other than in Salt Lake City. Also, volume reductions of $66.2 million were the result of the cancellation of programs for two customers.

        Revenues do not include inventory sold back to customers with no mark-up under contractual arrangements of approximately $145.0 million in 2001. Transactions of this nature were not material in 2000.

Gross Profit

        Gross profit increased to 7.2% of net sales for the year ended December 31, 2001 from 5.6% of net sales for the year ended December 31, 2000. This increase resulted primarily from the positive effects of our Mt. Prospect and Guerande facilities, which operate under customer contracts with guaranteed minimum purchase commitments. Our contract with 3Com related to our Mt. Prospect facility, which has been amended as described above, provided the majority of this contribution. The mix of customer programs also positively impacted gross profit in the year ended December 31, 2001. The mix of customer programs improved in 2001 versus 2000 due to a lower percentage of net sales from high-volume, low mix programs, which typically earn lower gross margins.

        These increases in gross margin percentage were partially offset by the decrease in utilization of our manufacturing capacity related to the economic downturn experienced during 2001 and increased inventory charges recorded in the year ended December 31, 2001. Inventory charges totaling $20.7 million were recorded in 2001 as compared to $6.7 million in 2000. Of the charges recorded in 2001, approximately $9.8 million were related to two customers disputing their obligation under our supply contracts to repurchase excess inventory. We recorded $4.6 million of $5.3 million of total inventory charges for one of these customers in the third quarter of 2001 due to the customer's failure to continue to make scheduled payments. The nature and status of this dispute is described in more detail in the "Overview" section above. We recorded $4.1 million of $7.6 million of total inventory charges for the second customer in the fourth quarter of 2001 upon the customer's breach of a contractual obligation and increasing concerns regarding the customer's financial condition. The remainder of inventory charges recorded in 2001 related primarily to changes in customer demand that resulted in excess quantities on hand that could not be put readily back to vendors or the specific customer concerned.

Selling, General and Administrative

        Selling, general and administrative expense for the year ended December 31, 2001 increased to $196.1 million, or 12.9% of net sales, from $70.3 million, or 4.0% of net sales, for the year ended December 31, 2000. This increase is related to restructuring and asset write-down charges of $91.9 million incurred in the year ended December 31, 2001 and an increase in bad debt expense of $15.8 million. Bad debt expense increased to $17.9 million in 2001 from $2.1 million in 2000 due primarily to a customer dispute. We recorded $6.4 million of $7.5 million of total bad debt reserves for this customer in the third quarter of 2001 due to the customer's failure to continue to make schedule payments and increasing concerns regarding the customer's financial condition. The nature and status of this dispute is described in more detail in the "Overview" section above. The remaining

$10.4 million of bad debt reserves recorded in 2001 was the result of increasing concerns regarding the credit worthiness of some of our customers in light of the economic downturn experienced in 2001.

        The increase also includes expenses related to the asset and business acquisitions that occurred since the second quarter of 2000, including amortization of intangible assets ($1.1 million) and costs related to human resources, accounting and information systems necessary to support the new facilities ($8.3 million). Additional increases include consulting and professional fees, primarily associated with integrating information systems ($4.1 million), depreciation of non-production assets and amortization of internal use software ($1.5 million), administrative costs associated with start-up operations in Ireland, China and Puerto Rico and growth of our corporate organization to support new facilities. These increases were partially offset by a reduction in stock-based compensation due to a $3.8 million charge recognized in 2000 related to stock granted to senior management.

Legal Settlement

        In April 2000, we agreed to settle a claim for damages brought against us arising from a potential acquisition that was not consummated. As a result, we recorded a $6.0 million charge in the three months ended April 2, 2000.

Interest Expense, Net

        Net interest expense increased to $20.1 million for the year ended December 31, 2001 from $17.7 million for the year ended December 31, 2000, reflecting higher average borrowings and increased amortization of capitalized finance fees, partially offset by the impact of decreasing interest rates. Average borrowings were higher in 2001 due to a full year of borrowings under our $85.0 million term loan associated with the purchase of assets from 3Com in September 2000, and the use of net proceeds from our June 2000 initial public offering of our common stock of $161.3 million to pay down a significant portion of our debt in 2000.

Foreign Exchange Gains/Losses

        Foreign exchange gains for the year ended December 31, 2001 were $0.3 million compared to foreign exchange losses of $2.0 million for the year ended December 31, 2000. Approximately $1.1 million of the loss for the year ended December 31, 2000 related to the strengthening of the US dollar in relation to the Spanish peseta in connection with a US dollar denominated loan for our Valencia facility, which was repaid in 2000. The remainder of the foreign exchange loss for the year ended December 31, 2000 related to the strengthening of the US dollar in relation to the Spanish peseta on materials purchased in Valencia which must be settled in US dollars, partially offset by foreign exchange gains realized in Asia related to the strengthening of certain Asian currencies in relation to the US dollar. The change in foreign exchange gains and losses was attributable to the increased use, and effectiveness, of forward foreign exchange contracts to fix the price of materials purchased in Spain which must be settled in US dollars.

Other Income

        During the year ended December 31, 2001, we recorded a $4.5 million gain on an insurance claim received in the third quarter of 2001 related to business interruption losses. Also, we recorded $6.7 million in income during the year ended December 31, 2001 related to 1,551,220 shares of our common stock returned by 3Com in connection with the amendment of our supply agreement with 3Com pertaining to our Mt. Prospect facility.

Provision for Income Taxes

        Provision for income taxes was $0.5 million for the year ended December 31, 2001 and $3.0 million for the year ended December 31, 2000. Our tax provisions in both periods resulted from the mix of profits and losses experienced by us across the jurisdictions within which we operate. For the year ended December 31, 2001, losses in the United States provided us with no income tax benefit while profits in Spain and France required us to record tax provisions. We do not record an income tax benefit on tax losses in the United States because we do not currently believe it is more likely than not that we will be able to utilize these taxable losses in the future.

Extraordinary Loss

        During the year ended December 31, 2000 we recorded an extraordinary loss of $2.8 million, net of $0.3 million tax benefit. The extraordinary loss related to the write-off of deferred financing costs due to the repayment of a term loan and the replacement of a previous credit facility. There were no such charges in the year ended December 31, 2001.

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

Gross Profit

        Gross profit decreased to 5.6% of net sales for the year ended December 31, 2000 from 6.0% of net sales for the year ended December 31, 1999. This decrease resulted from the increased effect of our Salt Lake City facility, which had a mix of customer programs with lower average margins as compared to our other sites, and inventory provisions and physical count adjustments at our Asia and Salt Lake City facilities. These decreases were partially offset by the positive effect of increased revenues from engineering design services and operation of our Mt. Prospect facility.

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

Extraordinary Loss

        During the year ended December 31, 2000 we recorded an extraordinary loss of $2.8 million, net of $0.3 million tax benefit. The extraordinary loss related to the write-off of deferred financing costs due to the repayment of a term loan and the replacement of a previous credit facility. There were no such charges in the year ended December 31, 1999.

Liquidity and Capital Resources

        At December 31, 2001, we had cash and cash equivalents of $30.9 million, total bank and other debt of $120.6 million and $29.0 million of unused borrowing capacity under our revolving bank credit facility. During 2001, our operations were funded primarily with borrowings from our bank credit facility and cash generated from operations.

        Net cash provided by operating activities of $107.7 million for the year ended December 31, 2001 resulted primarily from a decrease in operating assets of $421.2 million, depreciation and amortization of $33.5 million and non-cash charges aggregating $67.5 million, partially offset by a net loss of $95.1 million and a decrease in operating liabilities of $319.4 million. The most significant non-cash items included in the net loss for the year ended December 31, 2001 were $61.8 million of write-downs and losses on asset impairments and disposals, $11.7 million of additions to the allowance for doubtful accounts and a $6.7 million non-cash gain related to 1,551,220 shares of our common stock returned from 3Com in connection with the amendment of our supply agreement pertaining to our Mt. Prospect facility. The decrease in operating assets included an approximately $145.0 million reduction in inventory attributable to the sale of excess inventory under the provisions of our customer contracts. Of the $145.0 million of excess inventory sales recorded during the period, $6.1 million remaining to be collected were recorded in other current assets at December 31, 2001. We also entered an agreement with a customer during the year in which the customer purchased approximately $25.0 million of inventory which we agreed to repurchase for the same amount from the customer as we fulfill their future demand requirements.

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

        Net cash used in investing activities for the year ended December 31, 2001 was $17.2 million, consisting primarily of $14.5 million of net capital expenditures, $1.4 million of internal use software, and $1.4 million for the acquisition of intangible assets related to our Guerande facility. Capital expenditures include $3.9 million related to the purchase of our Guerande facility. Capital expenditures in the year ended December 31, 2001 decreased from the year ended December 31, 2000 due to reduced manufacturing capacity requirements associated with the economic downturn experienced in 2001. Net cash used in investing activities for the year ended December 31, 2000 was $57.5 million, consisting of $47.7 million of net capital expenditures, $6.0 million for the acquisition of intangible assets related to our Mt. Prospect facility and $3.8 million for the acquisition of Qualitronics. Net cash used in investing activities for the year ended December 31, 1999 was $81.8 million consisting primarily of capital expenditures of $45.1 million and acquisitions of intangible assets of $35.3 million in connection with our Salt Lake City facility. We expect capital expenditures in 2002, excluding effects of any acquisitions, to be approximately $13.9 million, primarily for the purchase of additional manufacturing assets.

        Net cash used in financing activities for the year ended December 31, 2001 was $69.0 million, consisting primarily of net payments under our bank credit facility of $70.1 million (of which $0.9 million were payments on the term loan) and proceeds from the issuance of stock under our employee stock purchase plan of $2.1 million. Net cash provided by financing activities for the year ended December 31, 2000 was $144.1 million, including net proceeds of $161.3 million from the issuance of common stock in the initial public offering which closed on June 28, 2000. These proceeds were used to pay off a portion of borrowings under our bank credit facility ($99.4 million) and retire all of our outstanding senior preferred stock ($58.9 million, including remaining dividends owed). Other financing activities included net borrowings under our bank credit facility of $149.2 million, excluding amounts paid off with proceeds from the initial public offering, $7.9 million in debt issuance costs and $2.2 million of dividends paid on our senior preferred stock prior to the retirement. Net cash provided by financing activities for the year ended December 31, 1999 was $109.2 million, principally consisting of net borrowings of $64.6 million under our bank credit facility and net proceeds of $49.1 million from the issuance of senior preferred stock and warrants in connection with our acquisition of the Salt Lake City facility.

        In March 2002, we issued $41.5 million of convertible preferred stock and warrants to purchase 1,612,281 shares of common stock at an exercise price of $7.02 in a private placement to qualified accredited investors (the "Offering"). Proceeds of the Offering, net of costs of the Offering, were approximately $38.0 million. We intend to use the proceeds of the Offering to pay down a portion of our bank credit facility, to fund operating expenses and working capital and potentially fund acquisitions. The convertible preferred stock accrues dividends quarterly at the rate of 5.25% per annum, payable in common stock or cash, at our option. The convertible preferred stock is convertible to common shares based on a conversion price of $6.44 per share. We may require holders to convert to common stock provided the price of our common stock has traded at 150% of the conversion price for a specified period.    The preferred stock has a scheduled maturity of March 14, 2007, unless converted earlier, and is redeemable for our common stock or cash, at our option. If we choose to pay dividends in common stock or to redeem the convertible preferred stock with common stock, the shares of common stock issued will be computed using 95% of the market value of the common stock. The warrants are exercisable at any time through March 14, 2007. We have the right to require the exercise of the warrants after March 14, 2003 if our common stock trades for 175% higher than the exercise price of the warrants for a specified period.

        The Offering included participation on behalf of the affiliates of Credit Suisse First Boston ("CSFB"), our major shareholder. These affiliates purchased 300,000 shares of the convertible preferred stock, which is convertible into 2,331,003 shares of our common stock, and warrants to purchase 582,751 shares of common stock. In connection with this investment, we paid an affiliate of CSFB an advisory fee of 1.446% on the total amount invested in the Offering (an aggregate of $0.6 million) in return for (i) CSFB's services in helping to structure and arrange the transaction, (ii) the agreement by the CSFB affiliates not to sell or otherwise transfer any of our securities for six months (other than as part of an underwritten offering we initiate), and (iii) the agreement by the CSFB affiliates to accept piggyback registration rights instead of having the common stock issuable upon the conversion or exercise of its securities included in the shelf registration statement we will file with the SEC to register the resale of the common stock underlying the preferred stock and warrants sold to other investors in the Offering.

        Our bank credit facility is composed of a $175.0 million revolving credit facility that expires September 2003 and a term loan that matures in September 2005. At December 31, 2001, outstanding borrowings under our revolving credit facility were $28.3 million and outstanding borrowings under our term loan facility were $84.6 million. In October 2001, we amended our bank credit facility in connection with the change in our assets resulting from the restructuring charges and asset write-downs recorded in the quarter ended September 30, 2001 and the overall mix of our business. The amendment modified certain definitions upon which the financial tests in certain covenants are calculated, including consolidated EBITDA, which is defined in the amendment as earnings before interest, taxes, depreciation, amortization and certain other charges and expenses. Additionally, we agreed to increase the applicable interest rates on both our term loan facility and revolving credit facility by 1.00% per annum in recognition of changes in our industry and the credit markets generally. Following the amendment, the interest rate on our revolving credit facility is, at our option, either:

  •
  2.25% per annum plus the base rate, which is the higher of:

  •
  the rate as publicly announced from time to time by Bank of America as its "reference rate", or

  •
  the federal funds effective rate plus 0.50% per annum; or

  •
  the reserve-adjusted London interbank offered rate, or Adjusted LIBOR, plus 3.25% per annum.

        The interest rate on our term loan facility is, at our option, either:

  •
  the base rate plus 4.00% per annum; or

  •
  the sum of Adjusted LIBOR plus 5.00% per annum.

        The applicable interest rates for our bank credit facility are subject to adjustment, plus or minus 0.50%, based on the ratio of our consolidated total debt to consolidated EBITDA and our corporate credit rating.

        The amendment also includes provisions requiring us to receive approval from our lenders for acquisitions having a cost greater than $2.5 million and for additional term loan borrowings under the bank credit facility.

        At December 31, 2001, the interest rates on borrowings under our revolving credit facility were between 5.80% and 7.50% and the interest rate on our term loan was 7.08%.

        The following summarizes our debt and other contractual obligations at December 31, 2001:

	Total	Less than 1 year	1 to 2 years	2 to 3 years	After 3 years
	(In thousands)
Term loan borrowings	$84,585	$850	$7,012	$33,363	$43,360
Revolver borrowings	28,300	—	28,300	—	—
Capital lease obligations	5,502	3,435	2,028	31	8
Operating lease obligations	65,300	15,137	10,385	7,511	32,267
Other borrowings and obligations	2,506	2,502	4	—	—

Total contractual cash obligations	$186,193	$21,924	$47,729	$40,905	$75,635

        Our principal sources of funding our operating expenses, capital expenditures and debt obligations are expected to be our current cash and cash equivalents (including funds generated from our convertible preferred stock offering), cash generated from operations and borrowings under our credit facilities. The amount of cash generated from operations will be dependent upon such factors as the successful execution of our business plan and worldwide economic conditions. Borrowings under our credit facilities are dependent upon a borrowing base calculation derived from our accounts receivable and inventory. Availability fluctuates according to the quantity and quality of our receivables and inventory, the legal jurisdiction of our receivables and inventory, and our total debt-to-EBITDA ratio. Borrowings under our credit facilities could be limited by the following factors:

  •
  revenue reductions from decreased customer demand or lost customers causing lower borrowing assets, particularly accounts receivable,

  •
  a higher percentage of our business being conducted in foreign jurisdictions,

  •
  diminished credit worthiness within our customer base, or

  •
  EBITDA declining at a faster rate than we could reduce our borrowings, causing our debt-to-EBITDA ratio to be such that our borrowing base is reduced, and if we were unable to meet the financial covenants of our credit facilities it could result in their maturity prior to their scheduled maturity dates.

        We are in compliance with all covenants under our existing credit facilities as of December 31, 2001. In the event we do not have adequate funding from our existing credit facility, we would work with our senior lenders to modify the existing credit facilities or identify other sources of capital to obtain necessary debt or equity financing. There is no assurance we would be able to modify our current credit facility with existing lenders or obtain alternative debt or equity financing to satisfy our funding needs. While there can be no assurance we will have sufficient funds to meet our cash requirements over the next twelve months, we believe that funds generated from operations, proceeds from the convertible preferred stock offering and borrowings under our credit facility will be adequate to meet our anticipated future operating expenses, capital expenditures and debt obligations for at least the next twelve months.

Recently Issued Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and has been adopted by the Company, as required, on January 1, 2002. At December 31, 2001, goodwill of $8.2 million and intangible assets of $3.7 million remained on the balance sheet. The impact of SFAS No. 142 on our financial statements is not expected to be material.

        In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business". SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 31, 2001, and has been adopted by the Company, as required, on January 1, 2002. We do not believe the adoption of SFAS No. 144 will have a material impact on our financial statements.

        In November 2000, the FASB issued guidance relating to the Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. Based on the collective weight of the Emerging Issues Task Force Issue 99-19 ("Reporting Revenue Gross as a Principal versus Net as an Agent") and Issue 00-10 ("Accounting for Shipping and Handling Fees and Costs"), the FASB staff believes that classification as revenue of reimbursements received for out-of-pocket expenses and other reimbursements is appropriate. Under certain of the supply agreements with customers, the Company receives reimbursements for certain direct and indirect cost expenses. Certain of these costs are reimbursed without mark up to the Company. For the year ending December 31, 2002 the Company will report these reimbursements as part of net sales. There is no impact on net income. The effect of this change on the year ended December 31, 2002 will not be material.

RISK FACTORS

        You should carefully consider the risks described below before deciding to invest in our common stock. Additional risks not presently known to us or that we currently deem immaterial may also impair our business. Any of these risks could have a material and negative effect on our business, financial condition or results of operations.

Because a significant portion of our sales currently comes from a small number of customers, any decrease in sales from these customers could harm our operating results.

        We depend on a small number of customers for a large portion of our business, and changes in such customers' orders have, in the past, had a significant impact on our operating results. If a major customer significantly reduces the amount of business it does with us, there would be an adverse impact on our operating results. The following table sets forth the percentages of our total net sales to those customers who accounted for 10% or more of our total net sales in any of the last three fiscal years and the percentage of our total net sales to our ten largest customers in those years:

	Year Ended December 31,
	2001	2000	1999
IBM	23%	24%	49%
Palm	18%	23%	3%
3Com	18%	14%	1%
Hewlett-Packard	10%	11%	8%
Iomega	<1%	4%	14%

Ten largest customers as a group	87%	88%	88%

        We expect to continue to depend on sales to our major customers. Because it is not always possible to replace lost business on a timely basis, it is likely that our operating results would be adversely affected if one or more of our major customers were to cancel, delay or reduce a large amount of business with us. Our customer agreements typically permit the customer to terminate the agreement on three to six month's notice. Were a major customer to terminate its agreement with us, it is likely that our operating results would be adversely affected. Moreover, our operating results have been positively affected by several customer contracts containing guaranteed minimum commitments, including our contract with 3Com at our Mt. Prospect, Illinois facility. While those contracts generally have fixed terms and may not be terminated (absent a breach) prior to their stated expiration, the favorable effects of the contracts are unlikely to be replicated after these contracts expire or otherwise terminate.

        In addition, we generate significant accounts receivable in connection with providing services to our major customers. If one or more of our customers were to become insolvent or otherwise be unable to pay for our services, or were to become unwilling to make payments in a timely fashion, our operating results and financial condition could be adversely affected.

We have made several strategic acquisitions of manufacturing facilities and businesses and may make more acquisitions in the future, and the failure to successfully integrate acquired facilities and businesses may adversely affect our financial performance.

        We have made several significant acquisitions since the beginning of fiscal 1999, and selectively pursuing strategic acquisitions remains an important part of our overall business strategy. However, any acquisitions we make could result in:

  •
  difficulty integrating our operations, technologies, financial controls and information systems, products and services with those of the acquired facility;

  •
  difficulty in managing and operating geographically dispersed businesses, including some located in foreign countries;

  •
  diversion of our capital and our management's attention away from other business issues;

  •
  an increase in our expenses and our working capital requirements;

  •
  potential loss of key employees and customers of facilities or businesses we acquire; and

  •
  financial risks, such as:

•
potential liabilities of the facilities and businesses we acquire;

•
our need to incur additional indebtedness; and

•
dilution if we issue additional equity securities.

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

The incurrence of indebtedness could harm our operating results and financial condition. We depend on our credit facilities to finance our operations and the modification or termination of these facilities could harm our operating results and financial condition.

        Our growth and acquisition strategy could require us to incur substantial amounts of indebtedness. As of December 31, 2001, our total debt was $120.6 million and our interest expense for the year ended December 31, 2001 was $20.1 million. In addition, we may incur additional indebtedness in the future. Our future level of indebtedness could have adverse consequences for our business, including:

  •
  vulnerability to the effects of poor economic and industry conditions affecting our business;

  •
  dedication of a substantial portion of our cash flow from operations to repayment of debt and interest expense, limiting the availability of cash for working capital, capital expenditures or acquisitions which may be attractive to us;

  •
  reduced flexibility in planning for, or reacting to, changes in our business and industry, due to the debt repayment obligations and restrictive covenants contained in our debt instruments; and

  •
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

        We order raw materials and components to complete our customers' orders, and some of these raw materials and components are ordered from sole-source suppliers. Although we work with our customers and suppliers to minimize the impact of shortages in raw materials and components, we sometimes experience short-term adverse effects due to price fluctuations, extended lead times and delayed shipments. In the past, there have been industry-wide shortages of electronic components, particularly memory and logic devices. If a significant shortage of raw materials or components were to occur, we may have to delay shipments to customers, and our operating results would be adversely affected. In some cases, supply shortages of particular components will substantially curtail production of products using these components. While most of our significant customer contracts permit quarterly or other periodic reviews of pricing based on decreases and increases in the prices of raw materials and components, we are not always able to pass on price increases to our customers. Accordingly, some raw material and component price increases could adversely affect our operating results. We also depend on a small number of suppliers for many of the other raw materials and components that we use in our business. If we were unable to continue to purchase these raw materials and components from our suppliers, our operating results would be adversely affected. Because many of our costs are fixed, our margins depend on our volume of output at our facilities and a reduction in volume will adversely affect our margins

If we are left with excess inventory, our operating results will be adversely affected.

        We typically purchase components and manufacture products in anticipation of customer orders based on customer forecasts. For a variety of reasons, such as decreased end-user demand for the products we are manufacturing, our customers may not purchase all of the products we have manufactured or for which we have purchased components. In such event, we would attempt to recoup our materials and manufacturing costs by means such as returning components to our vendors, disposing of excess inventory through other channels or requiring our OEM customers to purchase or otherwise compensate us for such excess inventory. Some of our significant customer agreements do not give us the ability to require our OEM customers to do so. To the extent we are unsuccessful in recouping our material and manufacturing costs, not only would our net sales be adversely affected, but our operating results would be disproportionately adversely affected. Moreover, carrying excess inventory would reduce the working capital we have available to continue to operate and grow our business.

Uncertainties and adverse trends affecting the electronics industry or any of our major customers may adversely affect our operating results.

        Our business depends on the electronics industry, which is subject to rapid technological change, short product life cycles and pricing and margin pressure. In addition, the electronics industry has historically been cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices and production over-capacity. When these factors adversely affect our customers, we may suffer similar effects. Our customers' markets are also subject to economic cycles and are likely to experience recessionary periods in the future. The economic conditions affecting the electronics industry in general or any of our major customers, in particular, including the economic slowdown and heightened levels of uncertainty related to the September 11 terrorist attacks in the United States, may adversely affect our operating results.

Because we have significant operations overseas, our operating results could be harmed by economic, political, regulatory and other factors existing in foreign countries in which we operate.

        We have substantial manufacturing operations in Europe and Asia. Our international operations are subject to inherent risks, which may adversely affect us, including:

  •
  political and economic instability in countries where we have manufacturing facilities, particularly in Asia where we conduct a significant portion of our business;

  •
  fluctuations in the value of foreign currencies;

  •
  high levels of inflation, historically the case in a number of countries in Asia where we do business;

  •
  changes in labor conditions and difficulties in staffing and managing our foreign operations;

  •
  greater difficulty in collecting our accounts receivable and longer payment cycles;

  •
  burdens and costs of our compliance with a variety of foreign laws;

  •
  increases in the duties and taxes we pay;

  •
  imposition of restrictions on currency conversion or the transfer of funds; and

  •
  expropriation of private enterprises.

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

  •
  variations in the timing and volume of customer orders relative to our manufacturing capacity;

  •
  introduction and market acceptance of our customers' new products;

  •
  changes in demand for our customers' existing products;

  •
  the timing of our expenditures in anticipation of future orders;

  •
  effectiveness in managing our manufacturing processes and costs;

  •
  changes in competitive and economic conditions generally or in our customers' markets;

  •
  the timing of, and the price we pay for, acquisitions and related integration costs;

  •
  changes in the cost or availability of components or skilled labor; and

  •
  foreign currency exposure.

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

        Our operations are regulated under a number of federal, state and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of these materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource, Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us because we use hazardous materials in our manufacturing process. In addition, because we are a generator of hazardous wastes, we, along with any other person who arranges for the disposal of our wastes, may be subject to financial exposure for costs associated with an investigation and any remediation of sites at which we have arranged for the disposal of hazardous wastes if these sites become contaminated, even if we fully comply with applicable environmental laws. In the event of a violation of environmental laws, we could be held liable for damages and the costs of remedial actions, as well as subject to revocation of our effluent discharge permits. Any revocation could require us to cease or limit production at one or more of our facilities, thereby negatively impacting our revenues and results of operations. Environmental laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation, which also could negatively impact our operating results.

Our controlling stockholders and some of our directors may have interests that differ from yours.

        Credit Suisse First Boston, through certain of its affiliates, owns approximately 50% of our outstanding common stock and, as a result, has significant control over our business, policies and affairs, including, effectively, the power to appoint new management, prevent or cause a change of control and approve any action requiring the approval of the holders of our common stock, such as adopting amendments to our certificate of incorporation and approving mergers or sales of all or substantially all of our assets. Circumstances may occur in which the interests of these stockholders could be in conflict with your interests.

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

        The cost of borrowings under our term loan facility is the applicable spread plus the underlying cost of funds option (either the base rate or LIBOR). The applicable spread on the base rate loans is 3.5% to 4.50%, and the spread on the LIBOR loans is 4.5% to 5.5%. The cost of borrowings under our revolving credit facility is the applicable spread plus the underlying cost of funds option (either the base rate or LIBOR). The applicable spread on the base rate loans varies between 1.75% and 2.75% based on our consolidated leverage ratio and our corporate credit ratings. The applicable spread on the LIBOR loans varies between 2.75% and 3.75% based on our consolidated leverage ratio and our corporate credit ratings.

        The following table summarizes our market risks associated with our variable rate debt in place at December 31, 2001 based on current maturities and interest rates:

	December 31,
	2002	2003	2004	2005	2006
	(Dollars in thousands)
Term loan balance	$83,735	$76,723	$43,360	—	—
Effective interest rate	7.08%	7.08%	7.08%	7.08%	—
Principal payments	850	$7,013	$33,363	$43,360	—
Interest expense	$5,959	$5,811	$4,418	$2,598	—
Revolving facility balance	$28,300	$28,300	—	—	—
Unused credit(a)	$146,700	$146,700	—	—	—
Effective interest rate	6.60%	6.60%	—	—	—
Fee on unused portion	0.75%	0.75%	—	—	—
Interest expense	$2,968	$2,347	—	—	—

(a)
As of December 31, 2001, approximately $30.0 million of the unused credit under our revolving credit facility was available for additional borrowings based on a borrowing base calculation utilizing accounts receivable and inventory.

        The carrying cost of the above credit facility approximates fair value due to the variable nature of the interest rates.

Foreign Currency Exchange Rate Risk

        We also have exposure to various foreign currency exchange-rate fluctuations for cash flow received from our foreign subsidiaries. This risk is mitigated because the functional currency of our subsidiaries in Ireland, Singapore and Malaysia is the US dollar and most of their financial transactions are denominated in US dollars. The foreign currency exchange-rate risk for our subsidiary in Spain is mitigated because its functional currency is the Spanish peseta and most of its financial transactions are denominated in Spanish pesetas. Our exposure to foreign currency exchange-rate fluctuations is primarily related to an intercompany loan payable to the corporate entity, an intercompany receivable from the corporate entity and specific trade receivables and payables, all at our subsidiary in Spain, which are denominated in US dollars. Our foreign currency exchange-rate exposure on the intercompany balances and the trade receivables and payables is mitigated by the use of foreign exchange contracts which are effective as a means of minimizing exposure and reducing risk from exchange rate fluctuations related to these specific transactions. We actively monitor our foreign currency exchange-rate exposure and manage our foreign exchange contract positions to maintain the effectiveness of this risk mitigation process. As of December 31, 2001, we had the following foreign exchange forward contracts outstanding:

	Notional Amount	Fair Value
	(In thousands)
Foreign exchange sell contracts:
US Dollars	$11,220	$(59)
Foreign exchange buy contracts:
US Dollars	$22,007	$60

        At December 31, 2001, we had $11.1 million in U.S. denominated trade receivables and $22.9 million in U.S. denominated trade payables at our subsidiary in Spain. The net unrealized gain (loss) on these balances was immaterial as of December 31, 2001 due to the use of foreign exchange contracts. A hypothetical 10% fluctuation in the foreign currency exchange rate between the Spanish peseta and the US dollar would result in a change in unrealized gain (loss) of $1.2 million.

Item 8. Financial Statements and Supplementary Data

        Certain information required by this item is included in Item 6 of Part II of this Report under the heading "Quarterly Results of Operations" and is incorporated into this item by reference. All other information required by this item is included in Item 14 of Part IV of this Report and is incorporated into this item by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 10. Directors and Executive Officers of the Registrant

        The information required by Item 10 is contained at the end of Part I of this Report under the heading "Executive Officers of the Registrant" and is incorporated by reference to the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2001.

        George W. Chamillard, 63, has served as a director since May 2000. Mr. Chamillard has served as Chairman of the Board of Teradyne, Inc., a supplier of automatic test equipment for the electronics and telecommunications industries, since June 2000 and as Chief Executive Officer of Teradyne since May 1997 and as President and a director of Teradyne since January 1996. Mr. Chamillard served as Chief Operating Officer of Teradyne from 1996 until May 1997 and as Executive Vice President from January 1994 until January 1996.

Item 11. Executive Compensation

        The information required by Item 11 is incorporated by reference to the section captioned "Executive Compensation and Other Matters", "Employment Contracts and Change in Control Agreements" and "Election of Directors—Director Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information required by Item 12 is incorporated herein by reference to the section captioned "Beneficial Ownership of Voting Stock" in the Proxy Statement for the Annual Meeting of

Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2001.

Item 13. Certain Relationships and Related Transactions

        Information required by Item 13 is incorporated herein by reference to the section captioned "Transactions with Related Parties" in the Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2001.

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

  3.
  Exhibits. See Item 14(c) below.

(b)
Reports on Form 8-K.

  We did not file any Current Reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2001.

(c)
Exhibits. The exhibits listed on the Exhibit Index are filed as part of, or incorporated by reference into, this Report.

(d)
Financial Statement Schedules. See Item 14(a) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this [x] day of March 2002.

MANUFACTURERS' SERVICES LIMITED
By:	/s/ ROBERT C. BRADSHAW Name: Robert C. Bradshaw Title: CHIEF EXECUTIVE OFFICER AND PRESIDENT

* * * *

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ KEVIN C. MELIA Kevin C. Melia	Chairman of the Board and Director	March 29, 2002
/s/ ROBERT C. BRADSHAW Robert C. Bradshaw	Chief Executive Officer, President and Director (Principal executive officer)	March 29, 2002
/s/ ALBERT A. NOTINI Albert A. Notini	Executive Vice President and Chief Financial Officer (Principal financial officer)	March 29, 2002
/s/ RICHARD J. GAYNOR Richard J. Gaynor	Vice President and Corporate Controller (Principal accounting officer)	March 29, 2002
/s/ THOMPSON DEAN Thompson Dean	Director	March 29, 2002
/s/ KARL WYSS Karl Wyss	Director	March 29, 2002
/s/ GEORGE W. CHAMILLARD George W. Chamillard	Director	March 29, 2002

William Weyand	Director
John F. Fort	Director
/s/ DERMOTT O'FLANAGAN Dermott O'Flanagan	Director	March 29, 2002
Curtis S. Wozniak	Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1(1)	Securities Purchase Agreement dated as of January 20, 1995 by and among MSL and the parties listed therein.
2.2(1)	Warrant Agreement dated as of August 31, 1995 by and among MSL, Bank of America National Trust and Savings Association and the parties listed therein.
2.3(1)	Preferred Stock and Warrant Subscription Agreement dated as of November 26, 1999 by and among MSL and the parties listed therein.
2.4(1)	Escrow Agreement dated as of November 26, 1999 by and among MSL and the parties listed therein.
2.5(1)	Asset Purchase Agreement dated as of November 19, 1999 among 3Com Corporation, Manufacturers' Services Limited and Manufacturers' Services Salt Lake City Operations, Inc.
2.6(2)	Asset Purchase Agreement dated as of September 26, 2000 among 3Com Corporation, Manufacturers' Services Limited and Manufacturers' Services Salt Lake City Operations, Inc.
3.1(1)	Restated Certificate of Incorporation of MSL.
3.2(1)	Amended and Restated By-Laws of MSL.
3.4(5)	Amended and Restated Articles of Incorporation of MSL.
3.3(1)	Form of certificate representing shares of common stock, $.001 par value per share.
4.1(1)	Stockholders Agreement dated as of January 20, 1995 by and among MSL and the stockholders named therein.
4.2(1)	Stockholders Agreement Amendment dated November 26, 1999 by and among MSL and the stockholders named therein.
4.3(1)	Credit Agreement dated August 21, 1998 among MSL, MSL Overseas Finance B.V and the lenders named therein.
4.4(1)	First Amendment to Credit Agreement and Limited Waiver dated as of February 26, 1999 by and among MSL, MSL Overseas Finance B.V. and the lenders named in the Credit Agreement.
4.5(1)	Second Amendment to Credit Agreement and Consent dated as of November 23, 1999 by and among MSL, MSL Overseas Finance B.V. and the lenders named in the Credit Agreement.
4.6(4)	First Amended and Restated Credit Agreement dated as of September 29, 2000 by and between Manufacturers' Services Limited and the lenders named in the Credit Agreement.
4.7(4)	First Amendment Agreement and Consent dated as of September 29, 2000 by and between Manufacturers' Services Limited and the lenders named therein.
4.8(3)	First Amendment to First Amended and Restated Credit Agreement dated as of October 25, 2000 by and between Manufacturers' Services Limited and the lenders named therein.
4.9(5)	Second Amendment to First Amended and Restated Credit Agreement dated as of March 2, 2001 by and between Manufacturers' Services Limited and the lenders named therein.
4.10(7)	Third Amendment to First Amended and Restated Credit Agreement dated as of October 18, 2001 by and between Manufacturers' Services Limited and the lenders named therein.
10.1(1)	Employment Agreement dated as of January 20, 1995 by and between MSL and Kevin C. Melia.
10.2(1)	Employment Letter dated as of June 20, 1997 by and between MSL and Robert E. Donahue.
10.3(1)	Employment Letter dated as of September 27, 1995 by and between MSL and Rodolfo Archbold.

10.4(1)	Employment Letter dated as of January 4, 1996 by and between MSL and Dale R. Johnson.
10.5(1)	Severance Letter dated June 25, 1996 by and between MSL and Dale R. Johnson.
10.6(1)	Employment Letter dated as of January 23, 1998 by and between MSL and James N. Poor.
10.7(1)	Second Amended and Restated Non-Qualified Option Plan.
10.8(1)	Form of 2000 Equity Incentive Plan.
10.9(1)	Form of 2000 Employee Stock Purchase Plan.
10.10(1)	Form of Indemnification Agreement.
10.11(1)	Office/Warehouse Lease dated as of April 14, 1997 by and between Amberjack, Ltd. and Manufacturers' Services Limited—Roseville, Inc.
10.12(1)	Lease dated as of May 5, 1998 by and between International Business Machines Corporation and Manufacturers' Services Western U.S. Operations, Inc.
10.13(1)+	Supply Agreement dated as of November 27, 1999 buy and between MSL and 3Com Corporation.
10.14(1)+	Outsourcing Agreement dated as of June 1, 1998 by and between International Business Machines Corporation and Manufacturers' Services Western US Operations, Inc.
10.15(1)+	Manufacturing, Integration and Fulfillment Contract dated as of June 26, 1998 by and between International Business Machines S.A. and Global Manufacturers' Services—Valencia.
10.16(1)+	Global Requirements Agreement No. MSL 183G dated as of July 30, 1997 by and between MSL and Iomega Corporation.
10.17(1)+	Supply Agreement dated as of November 27, 1999 by and between MSL and Palm Computing, Inc.
10.18(1)+	Manufacturing Services Agreement dated as of June 1, 1999 by and between Hewlett-Packard Singapore Pte Ltd. and Manufacturers' Services Singapore Pte Ltd
10.19(1)	2000 Cash Incentive Compensation Plan.
10.20(4)+	Supply Agreement dated as of September 26, 2000 between Manufacturers' Services Salt Lake City Operations, Inc. and 3Com Corporation.
10.21(4)+	Lease dated as of September 26, 2000 by and between 3Com Corporation and Manufacturers' Services Salt Lake City Operations, Inc.
10.22(4)	2000 Non-employee Director Stock Option Plan, as amended.
10.23(4)	2000 Non-qualified Stock Option Plan.
10.24(4)	Second Amended and Restated Non-qualified Stock Option Plan, as amended.
10.25(4)	2000 Equity Incentive Plan, as amended.
10.26(5)	Form of Change in Control Agreement for Kevin Melia, Robert Donahue, Albert Notini, Rodolfo Archbold, James Poor, Alan Cormier, Richard Gaynor, Francis Binder, Richard Buckingham and Sam Landol.
10.27(5)+	First Amendment to Supply Agreement between Manufacturers' Services Salt Lake City Operations, Inc. and Palm, Inc., effective as of December 1, 2000.
10.28(5)	Amendment to Employment Letter dated as of September 27, 1995 between MSL and Rodolfo Archbold.
10.29(5)+	First Amendment to Supply Agreement between Manufacturers Services Salt Lake City Operations, Inc. and 3Com Corporation, effective as of January 15, 2001.
10.30(6)	2000 Equity Incentive Plan, as amended.
10.31(6)	2000 Employee Stock Purchase Plan, as amended.
10.32(6)	2000 Non-Qualified Stock Option Plan, as amended.
10.33(7)	Amendment to Supply Agreement between Manufacturers Services Salt Lake City Operations, Inc. and 3Com Corporation effective as of September 14, 2001.
10.34+	Amendment to the Outsourcing Agreement dated as of June 1, 1998 by and between International Business Machines Corporation and Manufacturers' Services Western US Operations, Inc.

10.35	Severance Agreement effective March 29, 2002 by and between MSL and Robert E. Donahue.
10.36	Employment Agreement dated as of January 2, 2002 by and between MSL and Kevin C. Melia.
10.37	Employment Agreement dated as of January 31, 2002 by and between MSL and Albert A. Notini.
10.38	Employment Agreement dated as of December 19, 2002 by and between MSL and Robert C. Bradshaw.
10.39	Employment Agreement dated as of January 30, 2002 by and between MSL and Santosh Rao.
10.40	Form of Change in Control Agreement for Santosh Rao, Bruce Leasure, Dewayne Rideout.
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.

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

(5)
Filed as an Exhibit to the Registrant's Annual Report on Form 10-K filed on April 2, 2001

(6)
Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2001

(7)
Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2001

MANUFACTURERS' SERVICES LIMITED
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Report of Independent Accountants

To the Board of Directors and Stockholders of
Manufacturers' Services Limited:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Manufacturers' Services Limited and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Boston, Massachusetts

February 1, 2002,
except for Note 1
and Note 23, as to which
the date is March 27, 2002.

MANUFACTURERS' SERVICES LIMITED
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$30,906	$10,388
Accounts receivable, less allowance for doubtful accounts of $11,440 and $2,239 at December 31, 2001 and 2000, respectively	172,822	359,978
Inventories	126,328	363,485
Prepaid expenses and other current assets	27,860	36,060

Total current assets	357,916	769,911
Property and equipment, net	52,681	93,649
Goodwill and other intangibles	11,947	44,535
Other assets	14,276	25,422

Total assets	$436,820	$933,517

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$6,477	$7,737
Accounts payable	150,216	474,579
Accrued expenses and other current liabilities	44,750	50,102
Income taxes payable	4,474	3,068

Total current liabilities	205,917	535,486
Long-term debt and capital lease obligations	114,083	181,344
Other liabilities	3,114	1,239

Total liabilities	323,114	718,069
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value, 3,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 33,829,127 shares issued and 32,277,907 outstanding at December 31, 2001 and 33,346,735 issued and outstanding at December 31, 2000	34	33
Additional paid in capital	264,359	262,024
Accumulated deficit	(129,536)	(34,396)
Accumulated other comprehensive loss	(14,404)	(12,213)
Treasury stock, at cost; 1,551,220 shares at December 31, 2001	(6,747)	—

Total stockholders' equity	113,706	215,448

Total liabilities and stockholders' equity	$436,820	$933,517

See accompanying notes to the consolidated financial statements.

MANUFACTURERS' SERVICES LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Year Ended December 31,
	2001	2000	1999
Net sales	$1,522,000	$1,758,101	$920,722
Cost of goods sold	1,411,977	1,660,311	865,489

Gross profit	110,023	97,790	55,233
Operating expenses:
Selling, general and administrative	196,117	70,341	38,822
Legal settlement	—	6,000	—

	196,117	76,341	38,822
Operating income (loss)	(86,094)	21,449	16,411
Interest expense, net	(20,115)	(17,729)	(8,081)
Foreign exchange gain (loss)	338	(2,026)	(2,510)
Other income	11,255	140	—

Income (loss) before provision for income taxes and extraordinary loss	(94,616)	1,834	5,820
Provision for income taxes	524	3,057	3,810

Income (loss) before extraordinary loss	(95,140)	(1,223)	2,010
Extraordinary loss	—	(2,812)	—

Net income (loss)	$(95,140)	$(4,035)	$2,010

Net income (loss) applicable to common stock	$(95,140)	$(25,959)	$1,201

Basic income (loss) per share:
Income (loss) before extraordinary loss	$(2.86)	$(0.88)	$0.06
Extraordinary loss	—	$(0.11)	$—
Net income (loss)	$(2.86)	$(0.98)	$0.06
Weighted average shares outstanding	33,304,335	26,410,876	19,384,277
Diluted income (loss) per share:
Income (loss) before extraordinary loss	$(2.86)	$(0.88)	$0.06
Extraordinary loss	—	$(0.11)	$—
Net income (loss)	$(2.86)	$(0.98)	$0.06
Weighted average shares outstanding	33,304,335	26,410,876	19,608,168

See accompanying notes to the consolidated financial statements.

MANUFACTURERS' SERVICES LIMITED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common stock
					Accumulated Other Comprehensive income (loss)
	Number of shares	Amount	Additional Paid in Capital	Accumulated deficit		Treasury Stock	Comprehensive income (loss)	Total Stockholders' equity
Balance at December 31, 1998	18,849	$19	$75,455	$(32,371)	$(3,929)	$—		$39,174
Net income				2,010			2,010	2,010
Translation adjustment					(5,580)		(5,580)	(5,580)

Comprehensive income (loss)							$(3,570)

Issuance of stock	90		430					430
Exercise of stock options	559	1	2,236					2,237
Purchase of shares	91		436					436
Dividends declared on preferred shares			(671)					(671)
Issuance of warrants			10,723					10,723
Accretion of preferred stock			(138)					(138)

Balance at December 31, 1999	19,589	$20	$88,471	$(30,361)	$(9,509)	$—		$48,621
Net loss				(4,035)			(4,035)	(4,035)
Translation adjustment					(2,704)		(2,704)	(2,704)

Comprehensive income (loss)							$(6,739)

Issuance of stock for cash	11,000	11	161,321					161,332
Issuance of stock for acquisitions	2,024	2	26,592					26,594
Exercise of stock options and warrants	487		2,318					2,318
Issuance of stock to employees	213		3,825					3,825
Issuance of stock to founders	34		421					421
Dividends declared on preferred shares			(3,464)					(3,464)
Accretion of preferred stock			(18,460)					(18,460)
Stockholder contribution for legal settlement			1,000					1,000

Balance at December 31, 2000	33,347	$33	$262,024	$(34,396)	$(12,213)	$—		$215,448
Net loss				(95,140)			(95,140)	(95,140)
Translation adjustment					(2,191)		(2,191)	(2,191)

Comprehensive income (loss)							$(97,331)

Issuance of stock for acquisitions	4		63					63
Exercise of stock options and warrants	40		133					133
Issuance of stock through Employee Stock Purchase Plan	438	1	2,139					2,140
Stock returned pursuant to contract amendment	(1,551)					(6,747)		(6,747)

Balance at December 31, 2001	32,278	$34	$264,359	$(129,536)	$(14,404)	$(6,747)		$113,706

See accompanying notes to the consolidated financial statements.

MANUFACTURERS' SERVICES LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows relating to operating activities:
Net income (loss)	$(95,140)	$(4,035)	$2,010
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	33,539	29,298	14,433
Amortization of capitalized finance fees	2,857	1,089	777
Write off of capitalized bank fees	—	2,812	—
Additions to allowance for doubtful accounts	11,721	1,718	339
Issuance of shares to founders	—	—	422
Non cash charge for stock and option issuances	1,010	5,229	40
Foreign exchange loss	685	455	2,249
Deferred taxes	(3,866)	755	370
Writedowns and loss on disposal of fixed assets	61,805	—	1,854
Stock returned pursuant to contract amendment	(6,747)	—	—
Litigation settled by shareholder	—	1,000	—
Changes in operating assets and liabilities:
Accounts receivable	174,186	(227,242)	(16,094)
Inventories	233,033	(197,383)	(42,591)
Prepaid expenses and other assets	14,025	(17,031)	(13,910)
Accounts payable	(317,163)	288,150	20,122
Accrued expenses and other liabilities	(2,215)	16,248	4,858

Net cash provided by (used in) operating activities	107,730	(98,937)	(25,121)

Cash flows relating to investing activities:
Acquisition of businesses, net of cash acquired	—	(3,763)	(1,844)
Intangible assets acquired	(1,393)	(5,972)	(35,287)
Proceeds from sale of fixed assets	324	7,352	406
Purchases of property and equipment	(14,803)	(43,530)	(39,094)
Cost of internal use software	(1,367)	(11,558)	(5,956)

Net cash used in investing activities	(17,239)	(57,471)	(81,775)

Cash flows relating to financing activities:
Proceeds from long-term debt	—	110,000	—
Net proceeds from (payments on) revolving line of credit	(62,500)	22,700	64,600
Payments on term loans	(850)	(74,857)	(500)
Repayments of capital lease obligations and other long-term debt	(6,769)	(8,101)	(5,768)
Debt issuance costs	(1,197)	(7,892)	(894)
Proceeds from exercise of stock options	196	2,051	2,237
Proceeds from employee stock purchase plan	2,140	—	—
Proceeds from issuance of common stock, net of issuance costs	—	161,332	436
Proceeds from issuance of preferred stock and warrants, net of issuance costs	—	—	49,118
Retirement of preferred stock	—	(57,000)	—
Preferred dividends paid	—	(4,135)	—

Net cash provided by (used in) financing activities	(68,980)	144,098	109,229

Effect of foreign exchange rate changes on cash	(993)	(1,484)	(2,120)

Net increase (decrease) in cash	20,518	(13,794)	213
Cash and cash equivalents at beginning of year	10,388	24,182	23,969

Cash and cash equivalents at end of year	$30,906	$10,388	$24,182

Supplemental cash flow data:
Interest paid	$16,742	$16,574	$8,140
Taxes paid	$2,238	$3,269	$1,342
Assets acquired under capital leases	$170	$11,706	$2,861
Assets acquired through issuance of common stock	—	$26,594	$430
Debt issuance costs added to term loan	$647	$—	$—

See accompanying notes to the consolidated financial statements.

MANUFACTURERS' SERVICES LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

1.    Description of Operations

        Manufacturers' Services Limited (the "Company" or "MSL") is a leading global provider of advanced electronics manufacturing services ("EMS") to original equipment manufacturers ("OEMs"). The Company has developed relationships with leading OEMs in rapidly growing industries such as computer systems and peripherals, wired and wireless communications, networking and storage equipment, consumer electronics, industrial equipment, medical devices and commercial avionics. The Company provides OEMs with a range of services including engineering and design, new product introduction, global supply chain management, printed circuit board assembly, product assembly and system integration, testing, logistics and distribution, and after-market services. The Company has established a network of manufacturing facilities in the world's major electronics markets, including North America, Europe and Asia. The Company operates in one business segment, electronics design and manufacturing services.

        In response to the economic downturn experienced in 2001 and the related weakening in demand from customers, the Company evaluated its worldwide workforce and manufacturing capacity and realigned its cost structure (Note 20) with the lower demand requirements and its ongoing capital and liquidity requirements. Borrowings under the Company's credit facilities are dependent upon a borrowing base calculation derived from accounts receivable and inventory. Availability of borrowings fluctuates according to the quantity and quality of the Company's receivables and inventory, the legal jurisdiction of the Company's receivables and inventory, and the Company's total debt-to-EBITDA ratio. Borrowings under the Company's current credit facility could be limited by the following factors:

  •
  revenue reductions from decreased customer demand or lost customers causing lower borrowing assets, particularly accounts receivable,

  •
  a higher percentage of business conducted in foreign jurisdictions,

  •
  diminished credit worthiness within the Company's customer base, or

  •
  EBITDA declining at a faster rate than the Company could reduce its borrowings, causing its debt-to-EBITDA ratio to be such that the Company's borrowing base is reduced, or that the Company was unable to meet the financial covenants of its bank credit facility, potentially resulting in the maturity of the credit facility prior to scheduled maturity dates.

        The Company is currently in compliance with all covenants under its credit facilities. In the event it does not have adequate funding from its existing credit facility, the Company would work with its senior lenders to modify the existing credit facility or identify other potential sources of capital to obtain necessary debt or equity financing. There is no assurance the Company would be able to modify its credit facilities with existing lenders or obtain alternative debt or equity financing to satisfy its funding needs.

        In March 2002, the Company issued $41,500 of convertible preferred stock and warrants to purchase 1,612,281 shares of common stock with an exercise price of $7.02 in a private placement to qualified accredited investors (Note 23). Proceeds from the offering, net of offering costs, were approximately $38,000.

        The Company intends to fund its operating expenses, capital expenditures and debt obligations over the next twelve months with current cash and cash equivalents (including funds generated from the recent convertible preferred stock offering), cash generated from operations and borrowings under its revolving credit facility. The amount of cash generated from operations will be dependent upon such factors as the successful execution of the Company's business plan and worldwide economic conditions. While there can be no assurance the Company will have sufficient funds to meet its cash requirements over the next twelve months, the Company believes that funds generated from operations, proceeds from the convertible preferred stock offering and borrowings under its credit facility will be adequate to meet its anticipated future operating expenses, capital expenditures and debt obligations for at least the next twelve months.

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

  Inventories

        Inventories are stated at the lower of cost or market with cost being determined on the FIFO basis. The Company provides inventory reserves for excess, obsolete or damaged inventory based on changes in customer demand, technology or other economic factors.

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

  Property and Equipment

        Property and equipment are recorded at cost. Depreciation is computed based on the estimated useful lives of the respective assets, using the straight-line method. Estimated useful lives are as follows:

Machinery and equipment	1 to 10 years
Buildings and leasehold improvements	5 to 45 years
Computer equipment	3 to 4 years
Furniture and fixtures	10 years

        Repair and maintenance costs are expensed as incurred.

  Other Assets

        Debt issuance costs associated with the Company's credit agreements are capitalized and amortized on a straight-line basis over the life of the agreement. Amortization of these costs is included in interest expense. Straight-line amortization is not considered to be materially different from amortization under the effective interest method.

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

  Other Intangible Assets

        Other intangible assets are acquired in connection with asset acquisitions and are comprised of the following:

	December 31,
	2001	2000
Customer relationships	$5,941	$39,804
Workforce in place	494	1,717
Purchased software	—	1,366
Other	514	568
	6,949	43,455

Less accumulated amortization	(3,243)	(6,940)

	$3,706	$36,515

        The reduction in the net book value of other intangible assets at December 31, 2000 as compared to December 31, 2001 included a $24,687 writedown of other intangible assets which were acquired in connection with the asset acquisition from 3Com in November 1999 (Note 20).

        The intangible assets at December 31, 2001 relate to the Company's asset acquisition from 3Com in September 2000. These assets are being amortized on a straight-line basis over the remaining term of the Company's supply agreement with 3Com, which expires June 30, 2002. Amortization of other intangibles during the years ended December 31, 2001, 2000 and 1999 was $7,396, $6,443 and $497 respectively.

  Goodwill

        The excess of cost over fair value of the net assets of businesses acquired is amortized on a straight-line basis over periods ranging from five to ten years. Goodwill, net of accumulated amortization, as of December 31, 2001 and 2000 was $8,241 and $8,020, respectively. Goodwill amortization during the years ended December 31, 2001, 2000 and 1999 was $1,093, $921 and $575,

respectively. Accumulated amortization as of December 31, 2001 and 2000 was $5,519 and $4,426, respectively.

        In July 2001, the Financial Accounting Standards Board "FASB" issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002. The impact of SFAS No. 142 on the Company's financial statements is not expected to be material.

  Impairment of Assets

        The Company evaluates identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposal are less than its carrying amount. In such instances, the carrying value of long-lived assets is reduced to the estimated fair value. The Company determines fair value for assets related to operations the Company plans to continue using a projected discounted cash flow method using a discount rate determined to be commensurate with the risk inherent in its current business model or a market value approach. For assets to be disposed of, the Company assesses the value of the assets based on current market conditions for similar assets.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business". SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 31, 2001, and will thus by adopted by the Company, as required, on January 1, 2002. The impact of SFAS No. 144 on the Company's financial statements was not material on adoption.

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

  Revenue Recognition

        The Company recognizes revenue at the point at which both title and risk of ownership pass to the customer, which is typically upon shipment of the product, provided no post delivery obligations remain and collectibility is reasonably assured. The Company's manufacturing contracts contain customer acceptance clauses. However, the Company does not consider these clauses to be substantive because it can and does replicate the customer acceptance test environment and perform the agreed upon product testing prior to shipment. Service revenues are recognized as such services are rendered. Shipping and handling costs are recorded within cost of goods sold.

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

        In general, the Company's sales are made pursuant to supply contracts. These contracts specify the terms of the arrangements, the points at which title and transfer of risk of loss occur and payment terms. These arrangements also specify contractual rights and obligations concerning the establishment of cost standards and resulting purchase price variances and revaluation of cost standards and excess and obsolete inventory. The supply contracts typically contain provisions allowing the Company to sell excess or obsolete inventory arising from changes in customer forecasts back to the customer at the original price paid for the inventory. In these situations, the Company's customers are contractually obligated to repurchase the inventory. Because sales under these provisions produce no margin and significantly reduce the Company's risk of ownership and loss with respect to excess inventory, the Company does not record these sales as revenue.

        Amounts billed in respect of direct and indirect costs reimbursements from customers, have historically been recorded as cost offsets within cost of goods sold. Amounts offset during the year ended December 31, 2001 were not material. With effect from January 1, 2002 the Company will comply with new FASB guidance and record these amounts as revenue. The effect on the statement of operations is not expected to be material.

  Research and Development

        Research and development costs related to the Company's manufacturing processes are expensed currently and included in selling, general and administrative expenses. Costs related to manufacturing design services provided to customers are charged to cost of goods sold as services are rendered. Total expenditures on research and development for the years ended December 31, 2001, 2000 and 1999 were $6,152, $6,267 and $3,200, respectively.

  Foreign Currency

        Foreign subsidiaries with functional currencies other than the US dollar translate assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates; and stockholders' equity at historical rates. The effects of these translation adjustments are reported as accumulated other comprehensive income or loss in stockholders' equity. Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the statement of operations.

  Comprehensive Income (Loss)

        Comprehensive income is defined as changes in equity of an enterprise except those resulting from shareholder transactions. The amounts shown on the consolidated statements of stockholders' equity related to translation adjustments for certain foreign operations. During fiscal 2000, the Company held marketable securities classified as available-for-sale securities, and unrealized gains and losses on the marketable securities were recorded in other comprehensive income during the year. The Company sold the marketable securities during 2000, and reclassified the unrealized gain on marketable securities from other comprehensive income to a realized gain of $140, reported in other income in the consolidated statement of operations.

  Earnings (Loss) Per Share

        Basic earnings per share ("EPS") is calculated based on net earnings (loss) available to common stockholders and the weighted average number of shares outstanding during the reported period. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period.

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

  Stock-Based Compensation

        The Company's employee stock compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. Under this method, no compensation expense is recognized as long as the exercise price equals or exceeds the market price of the underlying stock on the date of grant. The Company elected the disclosure-only alternative permitted under SFAS No. 123, "Accounting for Stock-

Based Compensation," ("FAS 123") for fixed stock-based awards to employees. All non-employee stock-based awards are accounted for in accordance with FAS 123.

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

3.    Inventories

        Inventories are comprised of the following:

	December 31,
	2001	2000
Raw materials and purchased inventory	$107,399	$310,175
Work-in-process	14,543	48,162
Finished goods	4,386	5,148

	$126,328	$363,485

4.    Prepaid and Other Current Assets

        Prepaid and other current assets are comprised of the following:

	December 31,
	2001	2000
Non-trade receivables	$8,017	$15,409
Value added and other miscellaneous tax receivables	6,159	9,244
Deferred tax assets	4,314	654
Other	9,370	10,753

	$27,860	$36,060

5.    Property and Equipment

        Property and equipment are comprised of the following:

	December 31,
	2001	2000
Machinery and equipment	$63,986	$91,154
Land, buildings and leasehold improvements	23,319	30,951
Computer equipment	16,567	15,180
Furniture and fixtures	2,048	3,868

	105,920	141,153
Less accumulated depreciation	(53,239)	(47,504)

	$52,681	$93,649

        The reduction in the net book value of property and equipment at December 31, 2001 as compared to December 31, 2000 included a $31,599 writedown of impaired assets (Note 20).

        Depreciation expense totaled $20,655, $18,583 and $11,686 for the years ended December 31, 2001, 2000 and 1999, respectively. Gross value of equipment under capital leases, primarily machinery and equipment, was $11,717 and $20,073 and the related accumulated depreciation on those assets totaled $5,735 and $7,708 at December 31, 2001 and 2000, respectively.

6.    Other Assets

        Other assets are comprised of the following:

	December 31,
	2001	2000
Debt issuance costs, net	$5,512	$6,525
Internal use software costs, net	8,138	16,539
Other	626	2,358

	$14,276	$25,422

        Amortization of debt issuance costs for the periods ended December 31, 2001, 2000 and 1999 was $2,857, $1,089 and $777, respectively. In 2000 the Company recorded an extraordinary loss of $2,812, net of taxes, in writing off debt issuance costs related to certain changes in the Company's credit facilities (see Note 8).

        The gross cost of internal use software at December 31, 2001 and 2000 was $18,188 and $22,781, respectively. Amortization of internal use software costs for the periods ended December 31, 2001, 2000 and 1999 was $4,395, $3,351 and $1,675, respectively. The reduction in the net book value of internal use software costs at December 31, 2001 as compared to December 31, 2000 included a $5,519 writedown of impaired assets (Note 20).

7.    Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities are comprised of the following:

	December 31,
	2001	2000
Payroll and other employee costs	$14,907	$23,327
Restructuring accrual	12,523	—
Value added tax and withholding tax payable	2,018	3,976
Deferred revenue	7,245	12,749
Other	8,057	10,050

	$44,750	$50,102

8.    Long-Term Debt and Capital Lease Obligations

        Long-term debt and capital lease obligations are comprised of the following:

	December 31,
	2001	2000
Revolving facility	$28,300	$90,800
Term loan	84,585	84,788
Other	2,506	1,405
Obligations under capital leases	5,169	12,088

	120,560	189,081
Less: Current portion	6,477	7,737

	$114,083	$181,344

  Credit Agreement

        On August 21, 1998, the Company and one of its Dutch finance subsidiaries (MSL Overseas Finance B.V., herein "Overseas") entered into a six-year credit agreement (the "Credit Agreement") with a consortium of banks, including an affiliate of a significant stockholder. The Credit Agreement contained two facilities: a $50,000 bank term loan facility and a $75,000 revolving credit facility. During the quarter ended April 2, 2000, the Company amended the Credit Agreement to increase its borrowings with an additional term loan of $25,000. In June 2000, the Company repaid its $50,000 term loan, which had an outstanding balance of $49,125, in connection with its initial public offering of its common stock (Note 13). In addition, the Company also paid down the balance in its revolving credit facility by $50,286. In connection with the repayment of the term loan, an extraordinary loss of $627 was recognized in June 2000 related to the write-off of deferred financing costs on the term loan. There was no tax effect resulting from this extraordinary item as the Company's United States operations were in a tax loss position with a full valuation allowance against net operating losses and other deferred tax assets.

        In August 2000, the Company replaced the Credit Agreement with a $175,000 revolving credit facility (the "2000 Credit Agreement"). The 2000 Credit Agreement has a final maturity of August 17, 2003 and is secured by substantially all domestic assets and a pledge of 66% of the shares of foreign subsidiaries. Restrictive covenants for the 2000 Credit Agreement include restrictions on leverage ratios as well as covenants requiring minimum working capital, net worth and fixed charge coverage ratios. In September 2000, the Company entered into an amendment of the 2000 Credit Agreement increasing borrowings through an $85,000 term loan. The amendment also established a monthly borrowing base that utilizes receivables and inventory as the borrowing base calculation. There are regular quarterly payments on the term loan of $213 through the quarter ended September 30, 2003, with the remaining balance to be paid through quarterly payments of $6,375 through the quarter ended September 30, 2004 and quarterly payments of $14,238 thereafter through the quarter ended September 30, 2005.

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

        In October 2001, the Company amended the 2000 Credit Agreement to modify certain definitions upon which the financial tests in certain covenants are calculated, including consolidated EBITDA ("EBITDA"), as defined in the October amendment as earnings before interest, taxes, depreciation, amortization and certain other charges and expenses. EBITDA is used to calculate certain covenants which limit borrowings under the facility, including a maximum leverage ratio, or total debt-to-EBITDA, with EBITDA being the lower of the sum of the trailing four quarters EBITDA or the most recent quarter's EBITDA annualized. Additionally, applicable annual interest rates on 2000 Credit Agreement were increased by 1.00%. The amendment also includes provisions requiring the Company to receive approval from its lenders for acquisitions having a cost greater than $2,500 and for additional term loan borrowings under the bank credit facility. The Company capitalized $1,471 of debt issuance costs incurred in connection with the October 2001 amendment to the 2000 Credit Agreement.

        Borrowings under the revolving facility are limited to the sum of 85% of all eligible accounts receivable of the Company and its domestic subsidiaries, 25% of all eligible inventory of the Company and its domestic subsidiaries, 40% of all eligible accounts receivable of the Company's foreign subsidiaries and 15% of all eligible inventory of the Company's foreign subsidiaries, less the outstanding principal amount of the term loan. These borrowings are further limited by a maximum leverage covenant, as determined by the ratio of total debt-to-EBITDA, as defined in the October 2001 amendment to the credit facility. The revolving facility provides for an annual commitment fee of between 0.50% and 0.75% on the unused portion of the revolving facility, payable in arrears quarterly. On December 31, 2001, the Company had unused borrowing capacity of $146,700 under the revolving facility.

        The cost of borrowings under the revolving facility is the applicable spread plus the underlying cost of funds option (either the base rate or LIBOR). The spread on the base rate loans varies between 1.75% and 2.75%, based on the Company's consolidated leverage ratio and corporate credit rating. The spread on the LIBOR loans is between 2.75% and 3.75%, based on the Company's consolidated leverage ratio and corporate credit rating. All interest is payable in arrears quarterly. At December 31, 2001, the interest rates on borrowings under the revolving facility were between 5.80% and 7.50%.

        The cost of borrowings under the term loan under the 2000 Credit Agreement is the applicable spread plus the underlying cost of funds option (base rate or LIBOR). The spread on the base rate loans is between 3.5% to 4.5% and the spread on the LIBOR loans is between 4.5% to 5.5%. All interest is payable in arrears quarterly. At December 31, 2001, the interest rate on the term loan was 7.08%.

        Up to $10,000 of the revolving facility is available to MSL in the form of either financial or performance standby letters of credit. Outstanding letters of credit are subject to a one-time issuance fee and to an amount, payable quarterly, calculated on the available amount to be drawn. The Company had $244 of outstanding letters of credit at December 31, 2001.

        Principal due on long-term debt for each of the years following December 31, 2001 is as follows:

2002	$3,353
2003	35,316
2004	33,363
2005	43,359

$115,391

  Capital Leases

        The Company leases certain equipment under capital lease arrangements. Future minimum lease payments under capitalized leases for each of the years following December 31, 2001 are as follows:

2002	$3,435
2003	2,028
2004	31
2005	8

Future minimum payments	5,502
Less amounts representing interest	333

Present value of future minimum lease payments (including current portion of $3,151)	$5,169

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

        These acquisitions have been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. Pro-forma results of operations have not been presented as they are not materially different from the Company's historical results.

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

        In September 2000, the Company acquired certain assets from 3Com Corporation ("3Com") used in the production of carrier equipment and modems for total consideration of $78,074. The purchase price includes a reduction of $1,053 related to long-lived assets upon the Company's finalization of the purchase price allocation in the second quarter of 2001. The purchase price consisted of cash of $59,039 and 1,551,220 shares of the Company's common stock. These assets consisted of inventory, fixed assets and certain intangible assets, consisting primarily of customer relationships and workforce in place. The transaction was accounted for as a purchase of assets, and the purchase price was allocated to the assets acquired based on the relative fair values of the tangible and intangible assets at the date of acquisition. The allocation is based on values of the long-lived tangible and intangible assets at the date of the acquisition, as follows:

Fixed assets	$3,125
Inventory	68,000
Intangible assets	6,949

$78,074

        Additionally, the Company purchased $20,401 of additional inventory from 3Com subsequent to the asset acquisition.

        The Company also agreed to provide manufacturing, distribution and repair services related to the production of 3Com's carrier and modem products for an initial term of two years under a related supply agreement. On September 14, 2001, the supply agreement was amended. The amendment allowed the Company to reduce a significant amount of the cost base it had been maintaining to support its capacity requirements for 3Com, reduced correspondingly the amount of 3Com's minimum guaranteed purchase commitments and provided for the Company to continue manufacturing products for 3Com at a level equal to 3Com's current demand. 3Com's minimum guaranteed purchase commitments were reduced from $30,000 per quarter to average quarterly commitments of approximately $11,700. The amendment shortened the minimum commitment aspect of the supply agreement to June 30, 2002, accelerated the receipt of payments to the Company and required 3Com to return 1,551,220 shares of the Company's common stock to the Company (Note 13). In connection with this amendment, the Company reduced its workforce at its Mt. Prospect facility by approximately 60% (Note 20). The Company continues to lease a manufacturing facility from 3Com in connection with providing these services.

        In November 1999, the Company acquired certain assets from 3Com used in the production of Palm handheld computing devices and modems and network interface cards for total consideration of $80,405, including approximately $776 of assumed liabilities. The purchase price includes an adjustment of $925 to long-lived assets acquired upon the Company's finalization of the purchase price allocation in the first quarter of 2000. These assets consisted primarily of a manufacturing facility, other fixed assets, inventory and certain intangible assets, consisting primarily of customer relationships, workforce in place and purchased software. The transaction was accounted for as a purchase of assets, and the purchase price was allocated to the assets acquired based on the relative fair values of the tangible and intangible assets at the date of acquisition, as follows:

Land and buildings	$16,739
Other fixed assets	15,233
Inventory	12,658
Intangible assets	35,775

$80,405

        The assets purchased from 3Com in 1999 were written down to their fair market value in 2001 in connection with the Company's decision to exit its Salt Lake City, UT operations (Note 20).

10.  Commitments and Contingencies

  Operating Leases

        The Company leases certain facilities and equipment under operating leases extending until the year 2017. Future minimum commitments under these leases for each of the years following December 31, 2001 are summarized as follows:

2002	$15,137
2003	10,385
2004	7,511
2005	6,250
2006	4,670
Thereafter	21,347

Future minimum payments	$65,300

        Total rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately $21,760, $13,276 and $8,109, respectively.

  Foreign Currency Contracts

        The notional amounts and fair values of the Company's foreign exchange contracts as of December 31, 2001 which have been entered into by the Company's Spanish subsidiary:

Currency	Notional Amount Buy (Sell)	Fair Value
US Dollar	$(11,220)	$(59)
US Dollar	$22,007	$60

        The fair values of the Company's forward foreign exchange contracts are the estimated amounts the Company would receive or pay to terminate the agreements based on quoted market prices.

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

        In December 2001, a class action complaint alleging violations of federal securities laws was filed against the Company in the United States District Court, Southern District of New York. The complaint alleges that the prospectus filed by the Company relating to its common stock sold in the Company's June 2000 initial public offering contained false and misleading statements with respect to the commission arrangements between the underwriters and their customers. The Company believes it has meritorious defenses and intends to vigorously defend the action. The plaintiff seeks unspecified damages and statutory compensation plus pre-judgement interest.

        In addition, the Company is from time to time subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company's financial position or its results of operations.

11.  Income Taxes

        Worldwide income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2001	2000	1999
Domestic	$(70,612)	$(8,831)	$(5,368)
Foreign	(24,004)	10,665	11,188

	$(94,616)	$1,834	$5,820

        The components of income tax expense are as follows:

	Year Ended December 31,
	2001	2000	1999
Current:
Federal	$231	$—	$—
State	351	322	150
Foreign	3,256	2,046	3,487

	3,838	2,368	3,637
Deferred:
Foreign	(3,314)	689	173

	(3,314)	689	173

	$524	$3,057	$3,810

        The overall effective income tax rate differs from the expected federal U.S. income tax rate as follows:

	Year Ended December 31,
	2001	2000	1999
Income tax (benefit) expense at expected rate of 34%	$(32,169)	$624	$1,979
Change in valuation allowance	30,278	(42)	1,482
State tax benefit	(4,135)	(574)	(349)
Foreign tax credits	—	—	(1,668)
Deemed remittance of foreign earnings	—	—	1,526
Rate change in Singapore	—	1,296	—
Forgiveness of accrued interest on intercompany debt	—	2,261	—
Income of foreign subsidiaries taxed at different rates	4,498	(623)	(97)
Other	2,052	(115)	937

Income tax expense	$524	$3,057	$3,810

        The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2001	2000
Deferred tax assets:
Accruals, allowances and reserves	$20,419	$7,190
NOL carryforwards	9,501	11,358
Plant and equipment	10,091	1,717
Foreign tax credits	3,431	3,431
Intangible assets	12,089	—

Total deferred tax assets	55,531	23,696

Deferred tax liabilities:
Plant and equipment	(29)	(1,087)
Amortization of goodwill and other intangibles	—	(1,139)
Other	(212)	(124)

Total deferred tax liabilities	(241)	(2,350)

Deferred tax valuation allowance	(51,308)	(21,030)

Net deferred tax assets	$3,982	$316

        At December 31, 2001, net deferred tax assets of $4,314 and $59 were included in prepaid and other current assets, and other assets, respectively, and net deferred tax liabilities of $350 and $41 were included in accrued expenses and other current liabilities, and other liabilities, respectively. At December 31, 2000, $612 and $81 of net deferred tax assets were included in prepaid expenses and other current assets and other assets, respectively, and $377 of net deferred tax liabilities were included in accrued expenses and other current liabilities.. Management believes that it is more likely than not that it will generate taxable income in certain jurisdictions sufficient to realize a portion of the tax benefit associated with the future deductible temporary differences identified above. This belief is based upon a review of all available evidence, including historical operating results and projections of future taxable income. The valuation allowance relates primarily to net deferred tax assets generated in the United States and Ireland as more fully disclosed below.

        The Company's provision for income taxes results from the mix of profits and losses experienced across the jurisdictions in which it operates. Losses in the United States, Ireland and the Far East provide no income tax benefit because the Company does not believe it is more likely than not that it will be able to utilize these taxable losses in the future, while profits in Spain and France require tax provisions. At December 31, 2001, the Company had gross operating loss carryforwards of $15,215 for federal and state income tax purposes and $27,106 for foreign tax purposes. The federal and state carryforwards expire between 2011 and 2018. The foreign carryforwards do not expire. A change in ownership of the Company may reduce the amount of operating loss carryforwards the Company is able to utilize. The Company also has foreign tax credit carryovers of $3,431 which expire between 2002 and 2004.

        The Company has not provided for U.S. federal and foreign withholding taxes on approximately $35,910 of its foreign subsidiaries' undistributed earnings as of December 31, 2001 because such earnings are intended to be permanently reinvested.

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

13.  Common Stock

        In September 2001, the Company amended a supply agreement with a customer (Note 9). As part of the amendment, the customer returned 1,551,220 shares of the Company's common stock. These shares are held as treasury stock and recorded as a reduction of stockholders' equity of $6,747 at December 31, 2001 based on the fair value of the shares at the date of the receipt of the stock.

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

14.  Warrants

        The Company issued warrants to purchase 1,160,542 shares of common stock in conjunction with the issuance of the senior redeemable preferred stock (see Note 12). The warrants, which had an exercise price of $4.80 per share, were issued in two tranches. The first tranche was immediately exercisable to purchase 222,730 shares of common stock. The second tranche was exercisable to purchase 937,812 shares of common stock upon release from escrow. The second tranche of warrants would be released from escrow on November 26, 2000 if the preferred stock remained outstanding at that date. The second tranche of warrants was cancelled upon the retirement of all outstanding shares of senior redeemable preferred stock in June 2000. At December 31, 2001, warrants for 167,046 shares of common stock, from the first tranche of warrants, were outstanding. Of the first tranche of warrants, warrants to purchase 7,558 shares of common stock were exercised in 2001.

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

15.  Equity Plans

  Non-Qualified Stock Option Plan

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

        For Ordinary options granted, one-half of the award will vest ratably over four years following the date of grant. The remainder of the grant vests eight years from the date of grant, with provisions for acceleration based on pre-established financial performance goals. Ordinary options, as well as all other options under the Company's equity incentive plans, expire ten years from the date of grant.

        Share Value options have been issued by the Company at exercise prices of $4.00 and $20.00. Under the original terms of the plan, these options vest based on certain pre-established financial performance goals, which were measured through January 2000. Prior to January 1, 1999, none of the pre-established financial goals were met and, as such, none of the options vested and no compensation was recognized. In January 1999, the Plan was amended to convert the Share Value options with a $20.00 exercise price to Ordinary options, with fifty percent vested as of January 1999 and the remaining vesting in January 2000. In addition, the vesting of the Share Value options with a $4.00 exercise price was adjusted to provide for vesting four years from the modification date, subject to acceleration based on pre-established Company share price goals. Non-cash compensation charges of $65 and $40 were recognized in selling, general and administrative expenses due to this modification in the years ended December 31, 2000 and 1999, respectively.

  2000 Equity Incentive Plan

        In January 2000, the stockholders approved the 2000 Equity Incentive Plan (the "2000 Plan"). The 2000 Plan is administered by the Board of Directors and selected employees, directors and non-employees, who provide services to the Company, are eligible to participate. The 2000 Plan provides for the award of a broad variety of stock-based compensation alternatives, such as non-qualified stock options, incentive stock options, restricted stock, performance awards and stock appreciation rights. The 2000 Plan specifies that 5,668,750 shares of common stock plus an annual increase to be added on the date of each annual meeting of the stockholders equal to 1% of the outstanding shares of common stock on such date may be offered from either authorized and unissued shares or issued shares which have been reacquired by the Company.

        For options granted under the 2000 Plan through February 2001, one-half of each award will vest ratably over four years following the date of grant, unless otherwise specified by the Board of Directors or a committee thereof. The remainder of each grant vests eight years from the date of grant, with provisions for acceleration based on the achievement of pre-established financial performance goals. Options granted under the 2000 Plan after February 2001 vest 25% on the first anniversary date and one-thirty sixth of the remaining options monthly thereafter, unless otherwise specified by the Board of Directors or a committee thereof. During the year ended December 31, 2001, the Company granted 387,250 options with a two-year vesting period and 1,000,000 options with a three-year vesting period under the 2000 Plan.

  Director Option Plan

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

  2000 Non-Qualified Stock Option Plan

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

        Compensation expense of $1,010 and $1,023 was recognized during the years ended December 31, 2001 and 2000, respectively, to account for the vesting of options granted below the fair market price of the Company's common stock. An additional $316 of compensation expense was recognized in the fourth quarter of 2000 due to the modification of an option award.

        A summary of stock option activity for all of the Company's option plans is as follows:

	Number of Shares	Option Price	Weighted Average Exercise Price
Outstanding at December 31, 1998	2,090,347	4.00-20.00	7.60
Granted	1,315,514	4.00-12.28	10.88
Exercised	(559,292)	4.00-4.80	4.00
Forfeited	(809,325)	4.00-20.00	12.74

Outstanding at December 31, 1999	2,037,244	4.00-20.00	8.48
Granted	2,404,790	4.81-29.25	11.85
Exercised	(380,039)	4.00-20.00	5.15
Forfeited	(315,350)	4.00-21.75	8.61

Outstanding at December 31, 2000	3,746,646	4.00-29.25	10.92
Granted	3,308,550	3.14-9.44	5.94
Exercised	(32,020)	4.00-4.80	4.15
Forfeited	(674,856)	3.49-21.75	10.89

Outstanding at December 31, 2001	6,348,320	$3.14-$29.25	$8.44

Exercisable at December 31, 2001	1,638,868	$4.00-$29.25	$11.64

	Options Outstanding			Options Exercisable
Exercise price	Number outstanding at December 31, 2001	Weighted average remaining years	Weighted average exercise price	Number exercisable at December 31, 2001	Weighted average exercise price
$3.14 to $8.06	3,716,643	9	$5.38	579,926	$4.55
$8.19 to $12.06	1,099,823	9	$8.92	164,335	$9.67
$12.28 to $16.00	963,674	8	$12.79	425,712	$12.81
$18.00 to $29.25	568,180	7	$20.13	468,895	$20.05

	6,348,320			1,638,868

  2000 Employee Stock Purchase Plan

        In connection with the completion of the Company's initial public offering (Note 13), the Company's stockholders approved the 2000 Employee Stock Purchase Plan (the "Stock Purchase Plan") and the 2000 Non-Employee Director Stock Option Plan (the "Director Option Plan"). The Stock Purchase Plan provides employees meeting certain minimum eligibility requirements the opportunity to purchase shares of the Company's common stock with up to 10% of the eligible employees' cash compensation. Shares are to be purchased at the lower of 85% of the market value at the beginning or end of each six-month plan period. The Company has reserved 750,000 shares of common stock for issuance in connection with the Stock Purchase Plan. The Company issued 438,850 shares of its common stock in the year ended December 31, 2001 under the Stock Purchase Plan.

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

	Year Ended December 31,
	2001	2000	1999
Net income (loss) available to common stockholders:
As reported	$(95,140)	$(23,147)	$1,201
Pro forma	$(97,744)	$(24,881)	$370
Diluted net income (loss) per share:
As reported	$(2.86)	$(0.88)	$0.06
Pro forma	$(2.93)	$(0.94)	$0.02

        The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2001: risk free interest rate of 4.55%; expected life of 7 years; volatility of 84% and no dividend declarations. The weighted average assumptions for options granted in 2000 are as follows: risk free interest rate of 5.99%; expected life of 7 years; volatility of 49% and no dividend declarations. The weighted average assumptions for options granted in 1999 are as follows: risk-free interest rate of 5.78%; expected life of 7 years; volatility of 51% and no dividend declarations.

16.  Earnings Per Share

        The following table provides the reconciliation of the numerator and denominator of basic and diluted income (loss) per share before extraordinary loss computations:

	Year Ended December 31,
	2001	2000	1999
Numerator—basic and diluted earnings per share:
Income (loss) before extraordinary loss	$(95,140)	$(1,223)	$2,010
Dividends on senior redeemable preferred stock	—	(3,464)	(671)
Accretion of senior redeemable preferred stock	—	(18,460)	(138)

Income (loss) available to common stockholders before extraordinary loss	$(95,140)	$(23,147)	$1,201

Denominator:
Basic income (loss) per share—weighted average shares outstanding	33,304,335	26,410,876	19,384,277
Effect of dilutive securities—stock options and warrants	—	—	223,891

Diluted income (loss) per share—weighted average shares outstanding	33,304,335	26,410,876	19,608,168

Basic income (loss) per share	$(2.86)	$(0.88)	$0.06
Diluted income (loss) per share	$(2.86)	$(0.88)	$0.06

        For the years ended December 31, 2001, December 31, 2000 and December 31, 1999 anti-dilutive options and warrants of 6,515,366, 3,746,646 and 1,752,830, respectively, have been excluded from the calculation of EPS as either the Company had a net loss for the year or the options' exercise price was greater than the estimated fair market price of the common shares.

17.  Retirement and Benefit Programs

        The Company sponsors a defined contribution plan covering its eligible U.S. employees. The plan permits the Company to make non-discretionary contributions on behalf of its employees. In 2001, 2000 and 1999, the Company made contributions to the plan of $737, $1,364 and $636, respectively.

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

18.  Business Segment Information

        The Company's operations comprise a single line of business, providing electronics design and manufacturing services. Information about the Company's operations in different geographic regions is presented in the table below:

	Net sales	Operating income (loss)	Identifiable Assets
Year Ended December 31, 2001
United States—Corporate	$—	$(34,028)	$15,027
—Operations	1,107,186	(35,615)	248,977
Europe	360,630	6,335	134,308
Asia	54,184	(22,786)	38,508

	$1,522,000	$(86,094)	$436,820

Year Ended December 31, 2000
United States—Corporate	$—	$(35,169)	$13,395
—Operations	1,262,420	38,955	662,559
Europe	336,679	7,967	84,137
Asia	159,002	9,696	173,426

	$1,758,101	$21,449	$933,517

Year Ended December 31, 1999
United States—Corporate	$—	$(23,044)	$14,167
—Operations	457,390	15,432	236,705
Europe	289,611	13,993	99,610
Asia	173,721	10,030	61,301

	$920,722	$16,411	$411,783

        Identifiable assets are those assets used in the Company's operations in each location.

19.  Major Customers

        The Company had sales to four customers totaling 23%, 18%, 18% and 10%, respectively, of total net sales for the year ended December 31, 2001. Accounts receivable from these customers represented 37%, 10%, 8% and 5%, respectively, of total accounts receivable at December 31, 2001.

        The Company had sales to four customers totaling 24%, 23%, 14% and 11%, respectively, of total net sales for the year ended December 31, 2000. Accounts receivable from these customers represented 20%, 10%, 22% and 8%, respectively, of total accounts receivable at December 31, 2000.

        The Company had sales to two customers totaling 49% and 14%, respectively, of total net sales for the year ended December 31, 1999. Accounts receivable from these customers represented 19% and 13%, respectively, of total accounts receivable at December 31, 1999.

20.  Restructuring and Asset Writedowns

        During the fourth quarter of 1999, management approved a restructuring plan designed to improve its manufacturing operations at its Charlotte facility. This restructuring plan was comprised primarily of severance costs of $780 related to personnel reductions of approximately 33 manufacturing and managerial employees. The plan was completed during 2000.

        In response to the economic downturn experienced in 2001, and the related weakening in demand from our customer base, the Company evaluated its worldwide workforce and manufacturing footprint for opportunities to align costs with current demand. The following is a summary of the actions approved and instituted in 2001 by quarter.

        During the quarter ended December 31, 2001, the Company approved a plan to restructure its corporate organization and operations worldwide. The plan included the termination of the remaining employees at the Company's Salt Lake City facility, which closed in the first quarter of 2002. The total restructuring charge recorded for this plan was $12,234, which was comprised of the write-off of capitalized assets which were abandoned of $2,403, lease termination costs of $844 and severance costs of $8,987 related to the reduction of approximately 489 managerial and manufacturing employees. As of December 31, 2001, the Company had paid approximately $2,300 of the cash portion of the charge. The restructuring plan is expected to be substantially complete at the end of the first quarter of 2002.

        In the third quarter of 2001, management approved a plan to restructure certain operations in the United States and Asia. The total charge recorded for this plan was $66,757, which was comprised of asset writedowns of $54,637, lease termination costs of $819 and severance costs of $11,301. Pursuant to the restructuring plan, the Company announced its intention to close its Salt Lake City, Utah facility in the first quarter of 2002 in light of operating losses related to declining demand from the facility's primary customers. During the year ended December 31, 2001, the facility generated revenues of $349,656 and a net operating loss, excluding restructuring charges and asset impairments, of $27,180. During fiscal 2000, the facility generated revenues of $577,830 and operating income of $5,070. Production for the most significant customer served in the Company's Salt Lake City facility was transferred to one of the Company's other facilities in the fourth quarter of 2001. Restructuring costs related to closure of the Salt Lake City facility recorded in the third quarter of 2001 were $54,460 and were comprised of severance costs of $1,594 for approximately 200 manufacturing and managerial employees, lease termination costs of $613 and the write-down of intangible assets, machinery and equipment and other capitalized assets of $52,254. Of these asset write-downs, $24,687 was related to intangible assets, and $5,519 was related to internal use software. The remaining tangible assets were written down to their estimated fair market value and are to be disposed of in the first quarter of 2002.

        Other charges recorded for this plan, related to downsizing operations at the Company's Mt. Prospect, Illinois facility as well as other operations in the United States and Asia, totaled $12,297. These charges were comprised of the write-down of capitalized assets to be abandoned of $2,383, lease termination costs of $207 and severance of $9,706 related to personnel reductions of approximately 1,017 managerial and manufacturing employees. A corresponding liability for the cash portion of the third quarter restructuring charge was recorded in accrued expenses and other current liabilities, of which approximately $7,000 was paid during the year ended December 31, 2001. The restructuring plan is expected to be substantially complete by the end of the first quarter of 2002.

        In the second quarter of 2001, management approved a plan to restructure certain operations in the United States, Spain, Ireland and Asia. The total charge recorded for this plan was $10,151, which was comprised of the write-off of capitalized assets which were abandoned totaling $4,765, lease termination costs of $1,783 and severance costs of $3,603 related to the reduction of approximately 653 managerial and manufacturing employees. A corresponding liability for the cash portion of this charge was recorded in accrued expenses and other current liabilities, of which substantially all amounts were paid during the year ended December 31, 2001. The restructuring plan was substantially complete by the end of the third quarter of 2001.

        In the first quarter of 2001, management approved a plan to restructure certain of the Company's Asian operations. The total charge recorded for this plan was $2,791, which was comprised of lease termination costs of $1,788 and severance of $1,003 related to personnel reductions of approximately 333 managerial and manufacturing employees. A corresponding liability was recorded in accrued expenses and other current liabilities, of which substantially all amounts were paid during the year ended December 31, 2001. The restructuring plan was completed during the second quarter of 2001.

        The major components of the restructuring plans are as follows:

	Year Ended December 31,
	2001	2000	1999
Employee severance	$24,894	$—	$780
Asset write-downs	61,805	—	—
Lease terminations	5,234	—	—

	$91,933	$—	$780

        The following table sets forth the activity in the restructuring reserves through December 31, 2001 (dollars in thousands):

	Year Ended December 31,
	2001	2000	1999
Beginning balance	$—	$622	$—
Restructuring provision	91,933	—	780
Asset writedowns	(61,805)	—	—
Cash payments	(17,605)	(622)	(158)

Ending balance	$12,523	$—	$622

        Reserves remaining at December 31, 2001 represent liabilities for severance and lease termination payments.

21.  Other Income

        The Company recorded $11,255 of other income in the third quarter of 2001. Of this amount, $6,747 was related to the return of 1,551,220 shares of the Company's common stock to the Company in connection with the amendment of a supply agreement with a customer (Note 9). The remaining $4,508 of other income was a gain from insurance proceeds received during the quarter for a business interruption claim related to losses incurred on component shortages due to a fire at a supplier's manufacturing facility in fiscal 2000.

22.  Related Party Transactions

        At December 31, 2001, affiliates of Credit Suisse First Boston (USA), Inc. ("CFSB") owned approximately 50.06% of the Company's outstanding common stock, which included warrants to purchase 167,046 shares of the Company's common stock, and had 2 seats on the Company's Board of Directors. Further, CSFB is a member of the bank group under the Company's Credit Agreement and accordingly has made advances and earned banking related fees and interest on its lending under this agreement.

        Total fees, including an annual management fee, under a stockholders agreement which expired in January 2000, of $200 plus expenses, fees associated with the Company's initial public offering in 2000, and bank fees paid to CSFB in the fiscal years ended December 31, 2001, 2000 and 1999, were $82, $3,560 and $1,981, respectively. There were no material amounts payable to CSFB at December 31, 2001.

23.  Subsequent Events

  Convertible Preferred Stock

        In March 2002, the Company issued $41,500 of convertible preferred stock and warrants to purchase 1,612,281 shares of common stock in a private placement to qualified accredited investors (the "Offering"). Proceeds of the Offering, net of costs of the Offering, were approximately $38,000. The convertible preferred stock will be recorded as temporary equity

        The convertible preferred stock accures dividends quarterly at a rate of 5.25%per annum, payable in common stock or cash, at the Company's option. The convertible preferred stock is convertible to common shares at any time by holders based on a conversion price of $6.44 per share. The Company may require holders to convert to common stock provided the price of its common stock has traded at 150% of the conversion price, or $9.65 per share, for a specified period. The preferred stock has a scheduled maturity of March 14, 2007, unless converted earlier, and is redeemable for the Company's common stock or cash, at its option. The warrants are exercisable at any time through March 14, 2007. The Company has the right to require the exercise of the warrants after March 14, 2003 if the common stock trades for 175% higher than the exercise price of the warrants for a specified period.

        The total consideration received will be allocated to the warrants based on their fair value and the residual proceeds to the preferred stock. The resulting initial preferred stock balance will be accreted to the liquidation value of $50 per share, subject to certain adjustments over the life of the preferred stock. The discount on the preferred stock resulting from allocation of proceeds to the warrants will be accreted, using the interest method, through the maturity date and will be recorded as a charge against additional paid in capital. In the event the Company elects to call the preferred stock in advance of the maturity date, accretion of the remaining discount will occur. Such amounts would be deducted from net income available to common stockholders, for purposes of earnings per share calculations, in the period in which the call is exercised.

        The Offering included participation on behalf of affiliates of CSFB, the Company's major shareholder. These affiliates purchased 300,000 shares of the convertible preferred stock, which is convertible into 2,331,003 shares of the Company's common stock, and warrants to purchase 582,751 shares of common stock. In connection with this investment, the Company paid an affiliate of CSFB an advisory fee of 1.446% on the total amount invested in the Offering (an aggregate of $600) in return for (i) CSFB's services in helping to structure and arrange the transaction, (ii) the agreement by the CSFB affiliates not to sell or otherwise transfer any of the Company's securities for six months (other than as part of an underwritten offering the Company initiates), and (iii) the agreement by the CSFB affiliates to accept piggyback registration rights instead of having the common stock issuable upon the conversion or exercise of its securities included in the shelf registration statement the Company will file with the SEC to register the resale of the common stock underlying the preferred stock and warrants sold to other investors in the Offering.

  Restructuring and Asset Writedowns

        During the first quarter of 2002, the Company implemented plans to restructure its operations, primarily related to closing its facility in China. The total cost of this plan is estimated to be approximately $5,000, which is comprised of asset writedowns of $3,000, lease termination costs of $600 and severance of $1,400 related to the reduction of approximately 300 manufacturing and managerial employees. This plan is expected to be completed by the end of the third quarter of 2002.

Schedule II

Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
2001	$2,239	11,721	—	(2,520)	$11,440
2000	$728	1,718	—	(207)	$2,239
1999	$698	339	700	(1,009)	$728
Deferred tax asset valuation allowance:
2001	$21,030	30,278	—	—	$51,308
2000	$19,985	(42)	1,087	—	$21,030
1999	$17,698	1,482	805	—	$19,985

QuickLinks

TABLE OF CONTENTS
PART I
Executive Officers of the Registrant
PART II
RISK FACTORS
PART IV
SIGNATURES
EXHIBIT INDEX
MANUFACTURERS' SERVICES LIMITED INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
Report of Independent Accountants
MANUFACTURERS' SERVICES LIMITED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
MANUFACTURERS' SERVICES LIMITED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share data)
MANUFACTURERS' SERVICES LIMITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
MANUFACTURERS' SERVICES LIMITED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
MANUFACTURERS' SERVICES LIMITED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share data)
Valuation and Qualifying Accounts (In thousands)