Form 10-Q
period 2002-03-31
MANUFACTURERS SERVICES LTD
filed 2002-05-15
CIK 940298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                  to

COMMISSION FILE NUMBER: 001-15883

MANUFACTURERS’ SERVICES LIMITED

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	04-3258036
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

300 BAKER AVENUE, SUITE 106, CONCORD, MASSACHUSETTS 01742
(978) 287-5630
(ADDRESS, INCLUDING ZIP CODE AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF REGISTRANT’S PRINCIPAL EXECUTIVE OFFICES)

NOT APPLICABLE.
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

At May 13, 2002, there were 32,446,112 shares of Common Stock, $0.001 par value, outstanding.

MANUFACTURERS’ SERVICES LIMITED

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Balance Sheets — March 31, 2002 (Unaudited) and December 31, 2001
Consolidated Statements of Operations (Unaudited) — Three Months Ended March 31, 2002 and April 1, 2001
Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended March 31, 2002 and April 1, 2001
Notes to Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure about Market Risk.

PART II - OTHER INFORMATION

Item 2.	Changes in Securities and use of Proceeds
Item 6.	Exhibits and Reports on Form 8K

Signatures

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

MANUFACTURERS’ SERVICES LIMITED

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2002	2001
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$66,362	$30,906
Accounts receivable, less allowance for doubtful accounts of $10,644 and $11,440 at March 31, 2002 and December 31, 2001, respectively	117,682	172,822
Inventories	105,297	126,328
Prepaid expenses and other current assets	26,711	27,860
Total current assets	316,052	357,916

Property and equipment, net	44,953	52,681
Goodwill,net	8,216	8,241
Other intangibles assets, net	1,853	3,706
Other assets	12,944	14,276
Total assets	$384,018	$436,820

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt and capital lease obligations	$5,531	$6,477
Accounts payable	111,144	150,216
Accrued expenses and other current liabilities	35,949	49,224
Total current liabilities	152,624	205,917

Long-term debt and capital lease obligations	84,356	114,083
Other liabilities	6,132	3,114
Total liabilities	243,112	323,114

Commitments and contingencies (Note 12)

Convertible preferred stock, 830,000 shares authorized; 830,000 and 0 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively;	34,786	—
(Liquidation value of $50 per share)

Stockholders’ equity
Preferred stock, $0.001 par value, 3,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 33,992,678 shares issued and 32,441,458 outstanding at March 31, 2002 and 33,829,127 shares issued and 32,277,907 outstanding at December 31, 2001	34	34
Additional paid in capital	264,905	264,359
Accumulated deficit	(136,724)	(129,536)
Accumulated other comprehensive loss	(15,348)	(14,404)
Treasury stock, at cost; 1,551,220 shares at March 31, 2002 and December 31, 2001	(6,747)	(6,747)
Total stockholders’ equity	106,120	113,706
Total liabilities, convertible preferred stock and stockholders’ equity	$384,018	$436,820

See accompanying notes to the interim consolidated financial statements.

MANUFACTURERS’ SERVICES LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended
	March 31, 2002	April 1, 2001
Net sales	$215,366	$528,708
Cost of goods sold	197,086	494,572
Gross profit	18,280	34,136

Operating expenses:
Selling, general and administrative	21,029	24,570
Amortization expense	1,853	2,150
Other operating income	(800)	—

Operating income (loss)	(3,802)	7,416
Interest expense, net	(2,994)	(5,724)
Foreign exchange gain (loss)	17	(37)

Income (loss) before provision for income taxes	(6,779)	1,655
Provision for income taxes	407	573
Net income (loss)	$(7,186)	$1,082
Net income (loss) applicable to common stock	$(7,329)	$1,082

Basic income (loss) per share:
Net income (loss)	$(0.23)	$0.03
Weighted average shares outstanding	32,379	33,442

Diluted income (loss) per share:
Net income (loss)	$(0.23)	$0.03
Weighted average shares outstanding	32,379	33,673

See accompanying notes to the interim consolidated financial statements.

MANUFACTURERS’ SERVICES LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(IN THOUSANDS)

	THREE MONTHS ENDED
	March 31, 2002	April 1, 2001

CASH FLOWS RELATING TO OPERATING ACTIVITIES:
Net income (loss)	$(7,186)	$1,082
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,740	9,332
Amortization of capitalized finance fees	913	632
Additions to allowance for doubtful accounts	154	520
Non cash charge for equity awards	213	185
Foreign exchange loss	58	419
Deferred taxes	382	(132)
Writedown and loss on disposal of fixed assets	3,884	—
Changes in operating assets and liabilities:
Accounts receivable	54,241	36,432
Inventories	20,351	43,555
Prepaid expenses and other assets	605	(15,620)
Accounts payable	(38,118)	(58,038)
Accrued expenses and other liabilities	(13,198)	(8,655)
Net cash provided by operating activities	29,039	9,712

CASH FLOWS RELATING TO INVESTING ACTIVITIES:
Purchase of intangible assets	—	(1,393)
Proceeds from sale of fixed assets	4	99
Purchases of property and equipment	(677)	(8,149)
Cost of internal use software	(273)	(530)
Net cash used in investing activities	(946)	(9,973)

CASH FLOWS RELATING TO FINANCING ACTIVITIES:
Proceeds from issuance of convertable preferred stock and warrants net of issuance costs	37,832	—
Net proceeds from (payments on) revolving line-of-credit	(28,726)	18,735
Repayments of long-term debt and capital lease obligations	(1,992)	(1,932)
Debt issuance and amendment costs	(237)	(34)
Proceeds from exercise of stock options	99	67
Proceeds from employee stock purchase plan	586	1,063
Net cash provided by financing activities	7,562	17,899
Effect of foreign exchange rates on cash	(199)	(1,127)
Net increase in cash	35,456	16,511
Cash and cash equivalents at beginning of period	$30,906	$10,388
Cash and cash equivalents at end of period	$66,362	$26,899

See accompanying notes to the interim consolidated financial statements.

MANUFACTURERS’ SERVICES LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(IN THOUSANDS, EXCEPT SHARE DATA)

1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements of Manufacturers’ Services Limited (the “Company”) are unaudited, and certain information and footnote disclosure related thereto normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted in accordance with Rule 10-01 of Regulation S-X. Accordingly, these statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position and results of operations of the Company. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

In response to the economic downturn experienced in 2001 and the related weakening in demand from customers, the Company evaluated its worldwide workforce and manufacturing capacity and realigned its cost structure (Note 8) with the lower demand requirements and its ongoing capital and liquidity requirements.  Borrowings under the Company's credit facilities are dependent upon a borrowing base calculation derived from accounts receivable and inventory, the legal jurisdiction of the Company's receivables and inventory, and the Company's total debt-to-EBITDA ratio.  EBITDA is defined as earnings before interest, taxes, depreciation, amortization and certain other charges and expenses.  Borrowing under the Company's current credit facility could be limited by the following factors:

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

2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.  The Company has adopted SFAS 142 as of January 1, 2002. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually.  With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets.

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business”. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 31, 2001, and has been adopted by the Company, as required, on January 1, 2002. SFAS No. 144 had no impact on the Company’s financial statements.

3.  INVENTORY

Inventories are comprised of the following:

	March 31, 2002	December 31, 2001
Raw materials and purchased inventory	$93,423	$107,399
Work-in-process	10,034	14,543
Finished goods	1,840	4,386
	$105,297	$126,328

4.  BUSINESS SEGMENT INFORMATION

The Company’s operations comprise a single line of business, providing electronics design and manufacturing services. Information about the Company’s operations in different geographic regions is presented in the table below:

	Three Months Ended
	March 31, 2002	April 1, 2001
Net sales
United States — Corporate	$—	$—
— Operations	149,480	390,760
Europe	57,100	108,805
Asia	8,786	29,143
	$215,366	$528,708

Operating income (loss)
United States — Corporate	$(2,963)	$(8,033)
— Operations	3,243	16,764
Europe	903	3,421
Asia	(4,985)	(4,736)
	$(3,802)	$7,416

	March 31, 2002	December 31, 2001
Identifiable Assets
United States — Corporate	$58,521	$15,027
— Operations	183,650	248,977
Europe	111,822	134,308
Asia	30,025	38,508
	$384,018	$436,820

5.  CONVERTIBLE PREFERRED STOCK

In March 2002, the Company issued $41,500 of convertible preferred stock and warrants to purchase 1,612,281 shares of common stock in a private placement to qualified accredited investors (the “Offering”). Proceeds of the Offering, net of costs of the Offering, were $37,832. The convertible preferred stock is recorded as temporary equity, and the warrants are recorded as liabilities.

The convertible preferred stock accrues dividends quarterly at the rate of 5.25% per annum, payable quarterly in common stock or cash, at the Company’s option. The convertible preferred stock is convertible to common stock at any time by holders based on a conversion price of $6.44 per share. The Company may require holders to convert to common stock provided the price of its common stock has traded at 150% of the conversion price, or $9.65 per share, for a specified period.  The preferred stock has a scheduled maturity of March 14, 2007, unless converted earlier, and is redeemable for the Company’s common stock or cash, at the Company’s option.  If the Company chooses to pay dividends in common stock or to redeem the convertible preferred stock with common stock, the number of shares of common stock issued will be computed using 95% of the market value of the common stock. The warrants are exercisable at any time through March 14, 2007 at the exercise price of $7.02 per share. The Company has the right to require the exercise of the warrants after March 14, 2003 if the common stock trades for 175% higher than the exercise price of the warrants for a specified period.

A portion of the total consideration received was allocated to the warrants based on their fair value of $3,189 and the residual proceeds were allocated to the preferred stock.  The resulting initial preferred stock balance will be accreted to the liquidation value of $50 per convertible preferred share, subject to certain adjustments over the life of the preferred stock.  The discount on the preferred stock resulting from allocation of proceeds to the warrants will be accreted, using the interest method, through the scheduled maturity date and will be recorded as a charge against additional paid in capital.  In the event the Company elects to call the preferred stock in advance of the maturity date, accretion of the remaining discount will occur.  All such amounts for accretion will be deducted from the net income available to common stockholders, for purposes of earnings per share calculations.

The Offering included participation by certain affiliates of Credit Suisse First Boston Corporation (“CSFB”), the Company’s major shareholder, holding approximately 49% of the Company's common stock. These affiliates purchased 300,000 shares of the convertible preferred stock, which is convertible into 2,331,003 shares of our common stock, and warrants to purchase 582,751 shares of common stock. In connection with this investment, the Company paid an affiliate of CSFB an advisory fee of 1.446% on the total amount invested in the Offering (an aggregate of $600) in return for (i) CSFB’s services in helping to structure and arrange the transaction, (ii) the agreement by the CSFB affiliates not to sell or otherwise transfer any of the Company’s securities for six months (other than as part of an underwritten offering the Company initiates), and (iii) the agreement by the CSFB affiliates to accept piggyback registration rights instead of having the common stock issuable upon the conversion or exercise of its securities included in the shelf registration statement which was filed with the SEC to register the resale of the common stock underlying the preferred stock and warrants sold to other investors in the Offering.  The registration statement became effective on April 23, 2002, in which 5,937,461 shares were registered.

6.  EARNINGS PER SHARE

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income (loss) per share as required by SFAS 128:

	Three Months Ended
	March 31, 2002	April 1, 2001
Numerator—basic and diluted earnings per share:
Income (loss)	$(7,186)	$1,082
Dividends on convertible preferred stock	(91)	—
Accretion of convertible preferred stock	(52)	—
Income (loss) available to common stockholders	$(7,329)	$1,082

Denominator:
Basic income (loss) per share—weighted average shares outstanding	32,379	33,442
Effect of dilutive securities—stock options and warrants	—	232

Diluted income (loss) per share—weighted average shares outstanding	32,379	33,674

Basic income (loss) per share	$(0.23)	$0.03
Diluted income (loss) per share	$(0.23)	$0.03

For the three months ended March 31, 2002, 8,807 anti-dilutive options and warrants and 6,449 shares of convertible preferred stock have been excluded from the calculation of EPS, as the Company had a net loss available to common stockholders.

For the three months ended April 1, 2001, 3,228 anti-dilutive options and warrants  have been excluded from the calculation of EPS as the exercise price was greater than the estimated fair market price of the common stock and their inclusion would have been anti-dilutive.

7.  COMPREHENSIVE INCOME (LOSS)

The following table illustrates the components of comprehensive income (loss) as required by SFAS 130:

	Three Months Ended
	March 31, 2002	April 1, 2001
Net income (loss)	$(7,186)	$1,082
Other comprehensive income (loss)
Foreign currency translation adjustments	(943)	(2,947)
Comprehensive(loss)	$(8,129)	$(1,865)

8.  RESTRUCTURING

In the first quarter of 2002, the Company approved a plan to restructure certain operations, primarily related to closing its facility in China and a workforce reduction at its corporate headquarters.  The total charge recorded for this plan was $5,457, which is comprised of asset writedowns of $3,069, lease termination costs of $548 and severance of $1,840 related to the reduction of 371 manufacturing and 24 managerial employees.  This plan is expected to be substantially complete by the end of the fourth quarter of 2002.

During the full year 2001, the Company implemented various restructuring plans throughout its organization to align its cost structure with its reduced revenue stream as a result of the severe economic downturn in the EMS industry. In total for all 2001, it incurred restructuring charges of $91,939 consisting of asset write-downs of $61,777, employee severance of $24,912 and lease termination costs of $5,250.

The following table sets forth the activity in the restructuring reserves through March 31, 2002:

Balance at December 31, 2001	$12,521

Restructuring provision	5,457
Asset write-downs	(3,069)
Cash payments	(6,659)
Balance at March 31, 2002	$8,250

Reserves remaining at March 31, 2002 represent liabilities for severance and lease termination payments and are expected to be paid by December 31, 2002.

9.  OTHER OPERATING INCOME

During the first quarter of 2002, the Company received a $1,100 fee related to costs incurred in pursuing an unsuccessful acquisition opportunity in the fourth quarter of 2001.  This amount was netted against $300 of expenses incurred in the current quarter related to this acquisition opportunity.

10.  GOODWILL AND OTHER INTANGIBLE ASSETS

As described in Note 2, the Company adopted SFAS 142 on January 1, 2002.  SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually.  The statement requires the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle.  We anticipate completing our initial assessment of goodwill impairment by June 30, 2002.  We have not determined whether there is any indication that the goodwill balance of $8,216 (net of accumulated amortization of $5,519) at March 31, 2002, is impaired or estimated the amount of any potential impairment.  Should an indication of impairment exist, the Company will perform the second test under SFAS 142 to measure and record the amount of impairment, if any.

The following table gives effect to the adoption of FAS 142 as if the provisions had been adopted as of January 1, 2001.  The current quarter net income (loss) is presented for comparison purposes as the effect of adoption is reflected in the Company’s actual results of operations for that period.

	March 31, 2002	April 1, 2001
NET INCOME (LOSS)

Net income (loss) applicable to common stock	$(7,329)	$1,082
Add back: goodwill amortization after tax	—	244
Adjusted net income (loss) applicable to common stock	$(7,329)	$1,326

BASIC EARNINGS PER SHARE

Reported net income (loss) per share	$(0.23)	$0.03
Goodwill amortization after tax	—	0.01
Adjusted net income (loss) per share	$(0.23)	$0.04

DILUTED EARNINGS PER SHARE

Reported net income (loss) per share	$(0.23)	$0.03
Goodwill amortization after tax	—	0.01
Adjusted net income (loss) per share	$(0.23)	$0.04

Changes in the net carrying amount of goodwill for the three months ended March 31, 2002 were as follows:

Balance at December 31, 2001	$8,241
Foreign currency translation	(25)
Balance at March 31, 2002	$8,216

Other intangible assets amounted to $1,853 (net of accumulated amortization of $5,096) and $3,706 (net of accumulated amortization of $3,243) at March 31, 2002 and December 31, 2001, respectively.  Amortization expense of other intangibles was $1,853 and $1,896 for the three months ended March 31, 2002 and April 1, 2001, respectively.  The other intangible assets at March 31, 2002 relate to the Company’s asset acquisition from 3Com in September 2000, consisting mainly of customer relationships.  These assets are being amortized on a straight-line basis over the remaining term of the Company’s supply agreement with 3Com, which expires on June 30, 2002.

11.  DERIVATIVE INSTRUMENTS

The Company’s convertible preferred stock, as described in Note 5, contains two derivative instruments as defined in SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities.  They are described as follows:

1.               Change in Control Derivative - In the event of a change in control as defined, the preferred stockholder is entitled to receive in cash, the greater of the if converted value of the preferred stock or the liquidation amount of the preferred stock (principal plus accrued but unpaid dividends).

2.               The warrants issued with the convertible preferred stock.

As of March 31, 2002, the Company has valued the warrants at $3,189 and included them in liabilities and determined the value of the change in control derivatives to not be material.

12.  COMMITMENTS AND CONTINGENCIES

As of March 31, 2002, the Company had approximately $15.6 million of net current assets associated with a customer that is disputing its obligation to pay for a portion of these assets.  Of these total assets, $8.7 million is outstanding receivables (net of $10.7 million accounts payable due the customer) and $6.9 million is inventory purchased specifically for the customer.  The Company currently maintains a $10.9 million reserve related to these assets.  In January 2002, the Company signed an agreement with the customer to resolve the dispute through a process of reconciliation and ultimately binding arbitration, as well as scheduled periodic payments during this process and the prospect of shipments to the customer on a prepaid basis.  The customer continues to make scheduled payments under the terms of the agreement, and the Company believes it will realize, at a minimum, an amount equal to the amount of unreserved net current assets at March 31, 2002.  The Company is currently deferring revenue recognition on all new shipments to the customer until receipt of payment.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since our founding in 1994, we have experienced substantial growth driven primarily by acquisitions of existing OEM manufacturing facilities and by the increasing number of OEMs who are outsourcing their manufacturing requirements. Over the next several years we intend to continue to actively pursue strategic acquisitions and to benefit from this increasing trend by OEMs to outsource their manufacturing and supply chain requirements.

We work closely with our customers to anticipate and forecast their future volume of orders and delivery dates. We derive most of our net sales under purchase orders from our customers. We recognize sales, net of product return and warranty costs, typically at the time of product shipment or as services are rendered provided no post-delivery obligations remain and collection is reasonably assured. Our cost of goods sold includes the cost of electronic components and materials, labor costs and manufacturing overhead. The procurement of raw materials and components requires us to commit significant working capital to our operations and to manage the purchasing, receiving, inspection and stocking of these items. Our typical customer contract contains provisions which specify that we may recover from the customer inventory costs and material acquisition costs for raw material which becomes excess or obsolete due to customer reschedules, cancellations or product changes.

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

As of March 31, 2002, we had approximately $15.6 million of net current assets associated with a customer that is disputing its obligation to pay for a portion of these assets.  Of these total assets, $8.7 million is outstanding receivables (net of $10.7 million accounts payable due the customer) and $6.9 million is inventory purchased specifically for the customer.  We currently maintain a $10.9 million reserve related to these assets.  In January 2002, we signed an agreement with the customer to resolve the dispute through a process of reconciliation and ultimately binding arbitration, as well as scheduled periodic payments during this process and the prospect of shipments to the customer on a prepaid basis.  The customer continues to make scheduled payments under the terms of the agreement, and we believe we will realize, at a minimum, an amount equal to the amount of unreserved net current assets at March 31, 2002.  While we believe the customer currently has sufficient unencumbered assets to satisfy the full amounts we believe we are owed, the customer’s ability to pay, or the timing within which the customer will pay us, could be adversely impacted by certain restrictions on the disposition of its intangible assets or a weakening in the customer’s overall financial performance. We are currently deferring revenue recognition on all new shipments to the customer until receipt of payment.

Our business strategy includes the continued expansion of our global manufacturing network. Currently, approximately 78% of our net sales worldwide are denominated in US dollars, while our labor and utility costs in facilities outside of the United States are denominated in local currencies. Foreign currency gains and losses are the result of transacting business in a currency that is different from the functional currency of our operating entity and the movements in those currencies between the time a transaction is recorded for financial reporting purposes and the time payment is made or received. We currently use forward foreign exchange contracts on a limited basis to minimize our foreign currency risk but not for trading purposes. We expect to continue to utilize forward foreign exchange contracts only to the extent that these contracts minimize exposure and reduce risk from exchange rate fluctuations on specific underlying transactions that create foreign currency exchange rate risk for us. Any increase or decrease in our use of derivative financial instruments will likely be as a result of these contracts.

ACQUISITIONS

In January 2001, we acquired selected fixed assets and intangible assets from Oce, an existing customer and a leading Netherlands-based OEM, for $5.9 million in cash and assumed liabilities.  As part of the transaction, we acquired a 130,000 square foot manufacturing facility in Guerande, France.  In connection with this acquisition, we entered into a three-year supply agreement to manufacture complex printer systems for Oce.  We also retained the facility employees.  The acquisition of the Guerande facility expanded our relationship with Oce and provided us with our operations in France.

RESTUCTURING

In the first quarter of 2002, we approved a plan to restructure certain operations, primarily related to closing our facility in China and a workforce reduction at our corporate headquarters.  The total charge recorded for this plan was $5.4 million, which is comprised of asset writedowns of $3.1 million, lease termination costs of $0.5 million and severance of $1.8 million related to the reduction of 371 manufacturing and 24 managerial employees.  This plan is expected to be substantially complete by the end of the fourth quarter of 2002 and the expected annual savings from the implementation of this plan are estimated to be approximately $6.4 million.

Also in the quarter ended March 31, 2002, we incurred an additional $3.5 million of losses related to the Salt Lake City facility, subsequent to the Company’s decision to close the facility in the fourth quarter of 2001.  Of this amount, $2.1 million were charged to cost of sales and $1.4 million were selling, general and administration expenses.

During the quarter ended April 1, 2001, we implemented a plan to restructure certain operations in Asia. The total restructuring charge recorded for this plan was $2.8 million, which was comprised of lease termination costs of $1.8 million and severance of $1.0 million related to personnel reductions of approximately 333 managerial and manufacturing employees. The restructuring plan was substantially complete at the end of the second quarter of 2001.

During the full year 2001, we implemented various restructuring plans throughout our organization to align our cost structure with the reduced revenue stream as a result of the economic downturn in the EMS industry. In total for all 2001, we incurred restructuring charges of $91.9 million consisting of asset write-downs of $61.8 million, employee severance of $24.9 million and lease termination costs of $5.2 million.

The following table sets forth the activity in the restructuring reserves from December 31, 2001 to March 31, 2002 (in thousands):

Balance at December 31, 2001	$12,521

Restructuring provision	5,457
Asset write-downs	(3,069)
Cash payments	(6,659)
Balance at March 31, 2002	$8,250

Reserves remaining at March 31, 2002 represent liabilities for severance and lease termination payments and are expected to be paid by December 31, 2002.

RESULTS OF OPERATIONS

The following table sets forth specified operating data, in dollars and as a percentage of net sales, for the periods indicated:

	Three Months Ended
	March 31, 2002		April 1, 2001
	(Dollars in thousands)

Net sales	$215,366	100.0%	$528,708	100.0%
Cost of goods sold (b)	197,086	91.5	494,572	93.5
Gross profit	18,280	8.5	34,136	6.5
Selling, general and administrative (a) (b)	21,029	9.8	24,570	4.7
Amortization expense	1,853	0.8	2,150	0.4
Other operating income	(800)	(.4)	—	—
Operating income (loss)	(3,802)	(1.7)	7,416	1.4
Interest expense, net	(2,994)	(1.4)	(5,724)	(1.1)
Foreign exchange gain (loss)	17	(0.0)	(37)	(0.0)
Income (loss) before provision for income taxes	(6,779)	(3.1)	1,655	0.3
Provision for income taxes	407	0.2	573	0.1
Net income (loss)	(7,186)	(3.3)%	1,082	0.2%

(a)               Includes charges related to restructuring and asset write-downs of $5,457 and $2,791 for the three months ended March 31, 2002 and April 1, 2001, respectively.  Additionally, includes $213 and $185 of non-cash charges related to stock-based compensation in the three months ended March 31, 2002 and April 1, 2001, respectively.

(b)     Includes $3,474 of losses in the three months ended March 31, 2002 associated with the Salt Lake City facility which was closed as part of the fourth quarter 2001 restructuring. These costs include $2,057 of costs of goods sold and $1,417 of selling, general and administration.

FISCAL QUARTER ENDED MARCH 31, 2002 COMPARED TO FISCAL QUARTER ENDED APRIL 1, 2001

NET SALES

Net sales for the quarter ended March 31, 2002 decreased $313.3 million, or 59.3%, to $215.4 million from $528.7 million for the quarter ended April 1, 2001. A large portion of this decrease relates to the closing of the Company’s Salt Lake City facility in the fourth quarter of 2001, which had revenues in the first quarter of 2001 of $158.8 million, of which approximately $28.3 million of quarterly sales from this facility were transferred to our other manufacturing sites.  Other decreases include approximately $95.0 million from one customer, $57.0 million of which resulted from the customer discontinuing a certain product line, $86.2 million from five customers due to the overall decline in the economy, and $22.4 million from two customers whom we no longer do business with in 2002.  These decreases were offset by additional revenue of $14.6 million from two new customers where volumes are starting to ramp up.

GROSS PROFIT

Gross profit increased to 8.5% of net sales for the quarter ended March 31, 2002 from 6.5% of net sales for the quarter ended April 1, 2001. This increase resulted primarily from the positive effects of our Mt. Prospect and Guerande facilities, which operate under customer contracts with guaranteed minimum purchase commitments. Our contract with 3Com related to our Mt. Prospect facility provided the majority of this contribution. The mix of customer programs also positively impacted gross profit in the first quarter of 2002 versus 2001 due to a lower percentage of net sales from high-volume, low mix programs, which typically earn lower gross margins.  In addition, we had a higher percentage of our revenue from our value-add business, which generates higher margins.   These increases were partially offset by the decrease in utilization of our manufacturing capacity due to the revenue decline from the first quarter of 2001 to first quarter of 2002.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense for the quarter ended March 31, 2002 decreased to $21.0 million, or 9.8% of net sales, from $24.6 million, or 4.7% of net sales, for the quarter ended April 1, 2001. This decrease related mainly to the various restructuring activities the Company executed throughout 2001.  The closure of the Salt Lake City facility in the fourth quarter of 2001 contributed $2.8 million to this overall decrease, and labor costs were down $2.4 million as a result of the 2001 restructurings. Additional decreases included consulting services of $1.1 million and  travel & entertainment and relocation expenses of $0.6 million. These decreases were partically offset by a $3.1 million asset write-down charge in the announced first quarter of 2002 related to the announced closing of the Company’s China facility.

AMORTIZATION EXPENSE

Amortization expense decreased to $1.9 million in the quarter ended March 31, 2002 compared to $2.1 million in the quarter ended April 1, 2001.  We adopted the Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets on January 1, 2002.  In accordance with SFAS 142, we ceased amortizing goodwill in 2002.  In the first quarter of 2001, we amortized $0.2 million of goodwill expense.  The amortization expense in the first quarter of 2002 relates to our asset acquisition from 3Com in September 2000, which consist mainly of customer relationships.  These assets are being amortized over the remaining term of our supply agreement with 3Com, which expires on June 30, 2002.

SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually.  The statement requires the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle.  We anticipate completing our initial assessment of goodwill impairment by June 30, 2002.  We have not yet determined whether there is any indication that the net goodwill balance of $8.2 million at March 31, 2002, is impaired or estimated the amount of any potential impairment.

OTHER OPERATING INCOME

During the first quarter of 2002, the Company received a $1.1 million fee related to costs incurred in pursuing an unsuccessful acquisition opportunity in the fourth quarter of 2001.  This amount was netted against $0.3 million of expenses incurred in the current quarter related to this acquisition opportunity.  The Company had incurred approximately $0.8 million of acquisition related expenses in the fourth quarter of 2001 that were included in S,G&A expenses.

INTEREST EXPENSE, NET

Net interest expense decreased to $3.0 million for the quarter ended March 31, 2002 from $5.7 million for the quarter ended April 1, 2001, reflecting lower average borrowings in addition to the impact of decreasing interest rates.

FOREIGN EXCHANGE GAINS/LOSSES

There were no significant foreign exchange gains or losses for either of the three months ended March 31, 2002 or April 1, 2001.

PROVISION FOR INCOME TAXES

Provision for income taxes was $0.4 million for the quarter ended March 31, 2002 and $0.6 million for the quarter ended April 1, 2001. Our tax provisions in both quarters resulted from the mix of profits and losses experienced by us across the jurisdictions within which we operate. For the quarter ended March 31, 2002, losses in the United States and Asia provided us with no income tax benefit because we do not believe it is more likely than not that we will be able to utilize these taxable losses in the future, while profits in Spain and France required us to record tax provisions.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, we had cash and cash equivalents of $66.4 million, total bank and other debt of $89.9 million and $9.5 million of unused borrowing capacity under our revolving bank credit facility.  During the quarter ended March 31, 2002, our operations were funded by cash generated from operating activities.

Net cash provided by operating activities of $29.0 million for the three months ended March 31, 2002 resulted from a decrease in operating assets of $75.2 million and depreciation and amortization of $6.7 million, offset in part by a decrease in operating liabilities of $51.3 million and a net loss of $7.2 million.  The decrease in operating assets included a $54.2 million reduction in accounts receivable, of which approximately $48 million was a direct result of the reduction in revenue, and $20.3 million in inventory reductions, caused by the reduced volume through the manufacturing sites.  Other non-cash items include write-downs and loss on disposal of fixed assets of $3.9 million related mainly to the announced closing of the China facility in the first quarter of 2002.  Net cash provided by operating activities of $9.7 million for the three months ended April 1, 2001 resulted from net income of $1.1 million, a decrease in operating assets of $64.4 million, and depreciation and amortization of $9.3 million, offset in part by a decrease in operating liabilities of $66.7 million.  The decrease in operating assets included a $47.0 million reduction in inventory attributable to the sale of excess inventory under the provisions of our customer contracts.  Of the $47.0 million of excess inventory sales recorded during the quarter, $22.9 million remaining to be collected were recorded in prepaid expenses and other current assets at April 1, 2001.

Net cash used in investing activities for the quarter ended March 31, 2002 was $0.9 million, consisting of $0.7 million of capital expenditures and $0.2 million of internal use software.  Net cash used in investing activities for the quarter ended April 1, 2001 was $10.0 million, consisting of $8.1 million of net capital expenditures, $0.5 million of internal use software, and $1.4 million for the acquisition of intangible assets related to our Guerande facility.  Capital expenditures include $3.9 million related to the purchase of our Guerande facility and computer software for our Mt. Prospect facility.

Net cash provided by financing activities for the quarter ended March 31, 2002 was $7.6 million, consisting of net proceeds of $37.8 million from the issuance of convertible preferred stock and warrants, offset in part by net payments of $30.7 million under our bank credit facility.  Net cash provided by financing activities for the quarter ended April 1, 2001 was $17.9 million, consisting of net borrowings under our bank credit facility of $16.8 million and proceeds from the issuance of stock under our employee stock purchase plan of $1.1 million.

In March 2002, we issued $41.5 million of convertible preferred stock and warrants to purchase 1,612,281 shares of common stock in a private placement to qualified accredited investors (the “Offering”). Proceeds of the Offering, net of costs of the Offering, were $37.8 million. We will use the proceeds of the Offering to pay down a portion of our bank credit facility, to fund operating expenses and working capital and potentially fund acquisitions. The convertible preferred stock accrues dividends quarterly at the rate of 5.25% per annum, payable quarterly in common stock or cash, at our option. The convertible preferred stock is convertible to common shares based on a conversion price of $6.44 per share. We may require holders to convert to common stock provided the price of our common stock has traded at 150% of the conversion price for a specified period.  The preferred stock has a scheduled maturity of March 14, 2007, unless converted earlier, and is redeemable for our common stock or cash, at our option. If we choose to pay dividends in common stock or to redeem the convertible preferred stock with common stock, the shares of common stock issued will be computed using 95% of the market value of the common stock. The warrants are exercisable at any time through March 14, 2007. We have the right to require the exercise of the warrants after March 14, 2003 if our common stock trades for 175% higher than the exercise price of the warrants for a specified period.

The Offering included participation by certain affiliates of Credit Suisse First Boston Corporation (“CSFB”), our major shareholder, holding approximately 49% of the Company's Common Stock. These affiliates purchased 300,000 shares of the convertible preferred stock, which is convertible into 2,331,003 shares of our common stock, and warrants to purchase 582,751 shares of common stock. In connection with this investment, we paid an affiliate of CSFB an advisory fee of 1.446% on the total amount invested in the Offering (an aggregate of $0.6 million) in return for (i) CSFB’s services in helping to structure and arrange the transaction, (ii) the agreement by the CSFB affiliates not to sell or otherwise transfer any of our securities for six months (other than as part of an underwritten offering we initiate), and (iii) the agreement by the CSFB affiliates to accept piggyback registration rights instead of having the common stock issuable upon the conversion or exercise of its securities included in the shelf registration statement which was filed with the SEC to register the resale of the common stock underlying the preferred stock and warrants sold to other investors in the Offering.  The registration statement became effective on April 23, 2002, in which 5,937,461 shares were registered.

Our amended bank credit facility is composed of a $175.0 million revolving credit facility that expires September 2003 and a term loan that matures in September 2005. At March 31, 2002, we had zero outstanding borrowings under our revolving credit facility and $85.2 million outstanding borrowings under our term loan facility. The interest rate on our revolving credit facility is, at our option, either:

•  2.2% per annum plus the base rate, which is the higher of:

    —the rate as publicly announced from time to time by Bank of America as its "reference rate", or

    —the federal funds effective rate plus 0.50% per annum; or

•  the reserve-adjusted London interbank offered rate, or Adjusted LIBOR, plus 3.25% per annum.

The interest rate on our term loan faciltiy is, at our option, either:

•  the base rate plus 4.00% per annum; or

•  the sum of Adjusted LIBOR plus 5.00% per annum.

The applicable interest rates for our bank credit facility are subject to adjustment, plus or minus 0.50%, based on the ratio of our consolidated total debt to consolidated EBITDA and our corporate credit rating.  EBITDA is defined as earnings before interest, taxes, depreciation, amortization and certain other charges and expenses.

The amended bank credit facility also includes provisions requiring us to receive approval from our lenders for acquisitions having a cost greater than $2.5 million and for additional term loan borrowings under the bank credit facility.

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

We are in compliance with all covenants under our existing credit facilities as of March 31, 2002. In the event we do not have adequate funding from our existing credit facility, we would work with our senior lenders to modify the existing credit facilities or identify other sources of capital to obtain necessary debt or equity financing. There is no assurance we would be able to modify our current credit facility with existing lenders or obtain alternative debt or equity financing to satisfy our funding needs. While there can be no assurance we will have sufficient funds to meet our cash requirements over the next twelve months,  we believe that funds generated from operations, proceeds from the convertible preferred stock offering and borrowings under our credit facility will be adequate to meet our anticipated future operating expenses, capital expenditures and debt obligations for at least the next twelve months.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.  We have adopted SFAS 142 as of January 1, 2002. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually.  With the adoption of SFAS 142, we reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets.

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business”. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 31, 2001, and has been adopted by the Company, as required, on January 1, 2002. SFAS No. 144 had no impact on our financial statements.

FORWARD LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of those words or other comparable terminology. Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include systems failures, technological changes, volatility of securities markets, government regulations and economic conditions and competition in the areas in which we conduct our operations. For a discussion of factors that could cause actual results to differ, please see the discussion under “Risk Factors” included below in this Form 10-Q. The forward-looking statements made in this Form 10-Q represent our views only as of the date of this Report, and we disclaim any duty to update these statements, even if subsequent events cause our views to change.

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

We depend on a small number of customers for a large portion of our business. Our ten largest customers accounted for approximately 84% of net sales in the quarter ended March 31, 2002 and approximately 87% of net sales for fiscal 2001.  Changes in our customers’ orders have, in the past, had a significant impact on our operating results. If a major customer significantly reduces the amount of business it does with us, there would be an adverse impact on our operating results.

We expect to continue to depend on sales to our major customers. Because it is not always possible to replace lost business on a timely basis, it is likely that our operating results would be adversely affected if one or more of our major customers were to cancel, delay or reduce a large amount of business with us. Our customer agreements typically permit the customer to terminate the agreement on three to six month’s notice. Were a customer to terminate its agreement with us, it is likely that our operating results would be adversely affected.  Moreover, our operating results have been positively affected by several customer contracts containing guaranteed minimum commitments, including our contract with 3Com at our Mt. Prospect, Illinois facility.  While those contracts generally have fixed terms and may not be terminated (absent a breach) prior to their stated expiration, the favorable effects of the contracts are unlikely to be replicated after these contracts expire or otherwise terminate.

In addition, we generate significant accounts receivable in connection with providing services to our major customers. If one or more of our customers were to become insolvent or otherwise be unable to pay for our services or were to become unwilling to make payments in a timely fashion, our operating results and financial condition could be adversely affected.

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

-  diversion of our capital and our management’s attention away from other business issues;

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

Our growth and acquisition strategy could require us to incur substantial amounts of indebtedness. As of March 31, 2002, our total debt was $89.9 million and our interest expense for the quarter then ended was $3.0 million. In addition, we may incur additional indebtedness in the future.  Our future level of indebtedness could have adverse consequences for our business, including:

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

We order raw materials and components to complete our customers’ orders, and some of these raw materials and components are ordered from sole-source suppliers. Although we work with our customers and suppliers to minimize the impact of shortages in raw materials and components, we sometimes experience short-term adverse effects due to price fluctuations, extended lead times and delayed shipments. In the past, there have been industry-wide shortages of electronic components, particularly memory and logic devices. If a significant shortage of raw materials or components were to occur, we may have to delay shipments to customers and our operating results would be adversely affected. In some cases, supply shortages of particular components will substantially curtail production of products using these components. While most of our significant customer contracts permit quarterly or other periodic reviews of pricing based on decreases and increases in the prices of raw materials and components, we are not always able to pass on price increases to our customers. Accordingly, some raw material and component price increases could adversely affect our operating results. We also depend on a small number of suppliers for many of the other raw materials and components that we use in our business. If we were unable to continue to purchase these raw materials and components from our suppliers, our operating results would be adversely affected. Because many of our costs are fixed, our margins depend on our volume of output at our facilities and a reduction in volume will adversely affect our margins.

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

UNCERTAINTIES AND ADVERSE TRENDS AFFECTING THE ELECTRONICS INDUSTRY OR ANY OF OUR MAJOR CUSTOMERS MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

Our business depends on the electronics industry, which is subject to rapid technological change, short product life cycles and pricing and margin pressure.  In addition, the electronics industry has historically been cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices and production over-capacity. When these factors adversely affect our customers, we may suffer similar effects. Our customers’ markets are also subject to economic cycles and are likely to experience recessionary periods in the future. The economic conditions affecting the electronics industry, in general, or any of our major customers, in particular including the economic slowdown and heightened levels of uncertainty related to the September 11 terrorist attacks in the United States, may adversely affect our operating results.

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

-  introduction and market acceptance of our customers’ new products;

-  changes in demand for our customers’ existing products;

-  the timing of our expenditures in anticipation of future orders;

-  effectiveness in managing our manufacturing processes;

-  changes in competitive and economic conditions generally or in our customers’ markets;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

There have been no material changes in our market risk during the quarter ended March 31, 2002.  Market risk information is contained under the caption “Quantitative and Qualitative Disclosure Relating to Market Risks” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

EXHIBIT INDEX

PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

In March, 2002 the Company issued $41,500,000 of 5.25% Series A Convertible Preferred Stock and warrants to purchase 1,162,281 shares of common stock to qualified accredited investors.  Each of the purchasers is an "accredited investor" as that term is defined in Rule 501(a) of Regulation D under the Securities Act, and the securities were sold in reliance on the registration exemption contained in Regulation D.  The other information required by Item 701 of Regulation S-K is incorporated by reference to the Current Report on Form 8-K filed by the Company on March 18, 2002 and in the Exhibits included therein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

EXHIBIT NUMBER	DESCRIPTION

2.1(1)	Securities Purchase Agreement dated as of January 20, 1995 by and among MSL and the parties listed therein.
2.2(1)	Warrant Agreement dated as of August 31, 1995 by and among MSL, Bank of America National Trust and Savings Association and the parties listed therein.
2.3(1)	Preferred Stock and Warrant Subscription Agreement dated as of November 26, 1999 by and among MSL and the parties listed therein.
2.4(1)	Escrow Agreement dated as of November 26, 1999 by and among MSL and the parties listed therein.
2.5(1)	Asset Purchase Agreement dated as of November 19, 1999 among 3Com Corporation, Manufacturers' Services Limited and Manufacturers' Services Salt Lake City Operations, Inc.
2.6(2)	Asset Purchase Agreement dated as of September 26, 2000 among 3Com Corporation, Manufacturers' Services Limited and Manufacturers' Services Salt Lake City Operations, Inc.
3.1(1)	Restated Certificate of Incorporation of MSL.
3.2(1)	Amended and Restated By–Laws of MSL.
3.4(5)	Amended and Restated Articles of Incorporation of MSL.
3.3(1)	Form of certificate representing shares of common stock, $.001 par value per share.
4.1(1)	Stockholders Agreement dated as of January 20, 1995 by and among MSL and the stockholders named therein.
4.2(1)	Stockholders Agreement Amendment dated November 26, 1999 by and among MSL and the stockholders named therein.
4.3(1)	Credit Agreement dated August 21, 1998 among MSL, MSL Overseas Finance B.V. and the lenders named therein.
4.4(1)	First Amendment to Credit Agreement and Limited Waiver dated as of February 26, 1999 by and among MSL, MSL Overseas Finance B.V. and the lenders named in the Credit Agreement.
4.5(1)	Second Amendment to Credit Agreement and Consent dated as of November 23, 1999 by and among MSL, MSL Overseas Finance B.V. and the lenders named in the Credit Agreement.
4.6(4)	First Amended and Restated Credit Agreement dated as of September 29, 2000 by and between Manufacturers' Services Limited and the lenders named in the Credit Agreement.
4.7(4)	First Amendment Agreement and Consent dated as of September 29, 2000 by and between Manufacturers' Services Limited and the lenders named therein.
4.8(3)	First Amendment to First Amended and Restated Credit Agreement dated as of October 25, 2000 by and between Manufacturers' Services Limited and the lenders named therein.
4.9(5)	Second Amendment to First Amended and Restated Credit Agreement dated as of March 2, 2001 by and between Manufacturers' Services Limited and the lenders named therein.
4.10(7)	Third Amendment to First Amended and Restated Credit Agreement dated as of October 18, 2001 by and between Manufacturers' Services Limited and the lenders named therein.
4.11(9)	Certificate of Designations of 5.25% Series A Convertible Preferred Stock of Manufacturers’ Services, Limited.
10.1(1)	Employment Agreement dated as of January 20, 1995 by and between MSL and Kevin C. Melia.
10.2(1)	Employment Letter dated as of June 20, 1997 by and between MSL and Robert E. Donahue.
10.3(1)	Employment Letter dated as of September 27, 1995 by and between MSL and Rodolfo Archbold.
10.4(1)	Employment Letter dated as of January 4, 1996 by and between MSL and Dale R. Johnson.
10.5(1)	Severance Letter dated June 25, 1996 by and between MSL and Dale R. Johnson.
10.6(1)	Employment Letter dated as of January 23, 1998 by and between MSL and James N. Poor.
10.7(1)	Second Amended and Restated Non–Qualified Option Plan.
10.8(1)	Form of 2000 Equity Incentive Plan.
10.9(1)	Form of 2000 Employee Stock Purchase Plan.
10.10(1)	Form of Indemnification Agreement.
10.11(1)	Office/Warehouse Lease dated as of April 14, 1997 by and between Amberjack, Ltd. and Manufacturers' Services Limited—Roseville, Inc.
10.12(1)	Lease dated as of May 5, 1998 by and between International Business Machines Corporation and Manufacturers' Services Western U.S. Operations, Inc.
10.13(1)+	Supply Agreement dated as of November 27, 1999 buy and between MSL and 3Com Corporation.
10.14(1)+	Outsourcing Agreement dated as of June 1, 1998 by and between International Business Machines Corporation and Manufacturers' Services Western US Operations, Inc.
10.15(1)+	Manufacturing, Integration and Fulfillment Contract dated as of June 26, 1998 by and between International Business Machines S.A. and Global Manufacturers' Services—Valencia.
10.16(1)+	Global Requirements Agreement No. MSL 183G dated as of July 30, 1997 by and between MSL and Iomega Corporation.
10.17(1)+	Supply Agreement dated as of November 27, 1999 by and between MSL and Palm Computing, Inc.
10.18(1)+	Manufacturing Services Agreement dated as of June 1, 1999 by and between Hewlett–Packard Singapore Pte Ltd. and Manufacturers' Services Singapore Pte Ltd
10.19(1)	2000 Cash Incentive Compensation Plan.
10.20(4)+	Supply Agreement dated as of September 26, 2000 between Manufacturers' Services Salt Lake City Operations, Inc. and 3Com Corporation.
10.21(4)+	Lease dated as of September 26, 2000 by and between 3Com Corporation and Manufacturers' Services Salt Lake City Operations, Inc.
10.22(4)	2000 Non–employee Director Stock Option Plan, as amended.
10.23(4)	2000 Non–qualified Stock Option Plan.
10.24(4)	Second Amended and Restated Non–qualified Stock Option Plan, as amended.
10.25(4)	2000 Equity Incentive Plan, as amended.
10.26(5)	Form of Change in Control Agreement for Kevin Melia, Robert Donahue, Albert Notini, Rodolfo Archbold, James Poor, Alan Cormier, Richard Gaynor, Francis Binder, Richard Buckingham and Sam Landol.
10.27(5)+	First Amendment to Supply Agreement between Manufacturers' Services Salt Lake City Operations, Inc. and Palm, Inc., effective as of December 1, 2000.
10.28(5)	Amendment to Employment Letter dated as of September 27, 1995 between MSL and Rodolfo Archbold.
10.29(5)+	First Amendment to Supply Agreement between Manufacturers Services Salt Lake City Operations, Inc. and 3Com Corporation, effective as of January 15, 2001.
10.30(6)	2000 Equity Incentive Plan, as amended.
10.31(6)	2000 Employee Stock Purchase Plan, as amended.
10.32(6)	2000 Non–Qualified Stock Option Plan, as amended.
10.33(7)	Amendment to Supply Agreement between Manufacturers Services Salt Lake City Operations, Inc. and 3Com Corporation effective as of September 14, 2001.
10.34(8)+	Amendment to the Outsourcing Agreement dated as of June 1, 1998 by and between International Business Machines Corporation and Manufacturers' Services Western US Operations, Inc.
10.35(8)	Severance Agreement effective March 29, 2002 by and between MSL and Robert E. Donahue.
10.36(8)	Employment Agreement dated as of January 2, 2002 by and between MSL and Kevin C. Melia.
10.37(8)	Employment Agreement dated as of January 31, 2002 by and between MSL and Albert A. Notini.
10.38(8)	Employment Agreement dated as of December 19, 2002 by and between MSL and Robert C. Bradshaw.
10.39(8)	Employment Agreement dated as of January 30, 2002 by and between MSL and Santosh Rao.
10.40(8)	Form of Change in Control Agreement for Santosh Rao, Bruce Leasure, Dewayne Rideout.
10.41	Severance Agreement effective March 29, 2002 by and between Manufacturers’ Services Limited and Rodolfo Archbold.

+              Confidential treatment requested as to certain portions which portions have been filed separately with the Securities and Exchange Commission.

(1)           Filed as an Exhibit to the Registrant's Registration Statement on Form S–1, as amended (File No. 333–96227), filed on February 4, 2000

(2)           Filed as an Exhibit to the Registrant's Current Report on Form 8–K filed on October 11, 2000

(3)           Filed as an Exhibit to the Registrant's Current Report on Form 8–K filed on December 5, 2000

(4)           Filed as an Exhibit to the Registrant's Quarterly Report on Form 10–Q filed on November 14, 2000

(5)           Filed as an Exhibit to the Registrant's Annual Report on Form 10–K filed on April 2, 2001

(6)           Filed as an Exhibit to the Registrant's Quarterly Report on Form 10–Q filed on August 14, 2001

(7)           Filed as an Exhibit to the Registrant's Quarterly Report on Form 10–Q filed on November 14, 2001

(8)           Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on March 29, 2002.

(9)           Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on March 18.

(b)           Reports on Form 8-K

On February 8, 2002, the Company filed a report on Form 8-K furnishing information under Item 9, Regulation FD Disclosure relating to the amendment of an outsourcing agreement with IBM Corporation.

On February 26, 2002, the Company filed a report on Form 8-K furnishing information under Item 9, Regulation FD Disclosure relating to the Company’s press release announcing fourth quarter and full fiscal year financial results.

On March 18, 2002, the Company filed a report on Form 8-K furnishing information under Item 5, Other Events, relating to the Company’s 5.25% Series A Convertible Preferred Stock and warrants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

MANUFACTURERS’ SERVICES LIMITED
(Registrant)

Date: May 15, 2002

By:	/s/ Albert A. Notini
Albert A. Notini
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Richard J. Gaynor
Richard J. Gaynor
Vice President and
Corporate Controller
(Principal Accounting Officer)