Form 10-Q
period 2002-06-30
MANUFACTURERS SERVICES LTD
filed 2002-08-14
CIK 940298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

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

(978) 287-5630
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

NOT APPLICABLE
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

At August 13, 2002, there were 32,632,791 shares of Common Stock, $0.001 par value, outstanding.

MANUFACTURERS’ SERVICES LIMITED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MANUFACTURERS’ SERVICES LIMITED

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2002	December 31, 2001
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$51,770	$30,906
Accounts receivable, less allowance for doubtful accounts of $10,673 and $11,440 at June 30, 2002 and December 31, 2001, respectively	137,285	172,822
Inventories	98,232	126,328
Prepaid expenses and other current assets	23,156	27,860
Total current assets	310,443	357,916

Property and equipment, net	39,815	52,681
Goodwill, net	8,360	8,241
Other intangible assets, net	—	3,706
Other assets	11,632	14,276
Total assets	$370,250	$436,820

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligations	$5,626	$6,477
Accounts payable	135,662	150,216
Accrued expenses and other current liabilities	39,109	49,224
Total current liabilities	180,397	205,917

Long-term debt and capital lease obligations	38,365	114,083
Other liabilities	5,177	3,114
Total liabilities	223,939	323,114

Commitments and contingencies (Note 13)

Convertible preferred stock, 830,000 shares authorized; 830,000 and 0 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively (liquidation value of $51 per share at June 30, 2002)	35,539	—

Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, $0.001 par value; 150,000,000 shares authorized; 34,011,873 shares issued and 32,460,653 outstanding at June 30, 2002 and 33,829,127 shares issued and 32,277,907 outstanding at December 31, 2001	34	34
Additional paid in capital	264,119	264,359
Accumulated deficit	(136,484)	(129,536)
Accumulated other comprehensive loss	(10,150)	(14,404)
Treasury stock, at cost; 1,551,220 shares at June 30, 2002 and December 31, 2001	(6,747)	(6,747)
Total stockholders’ equity	110,772	113,706
Total liabilities, convertible preferred stock and stockholders’ equity	$370,250	$436,820

See accompanying notes to the interim consolidated financial statements.

MANUFACTURERS’ SERVICES LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended		Six months ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Net sales	$227,831	$403,505	$443,197	$932,213
Cost of goods sold	205,020	371,288	402,106	865,860

Gross profit	22,811	32,217	41,091	66,353

Operating expenses:
Selling, general and administrative	14,884	31,706	35,913	56,276
Intangible amortization expense	1,853	2,079	3,706	4,229
Other operating expense (income)	—	—	(800)	—

Operating income (loss)	6,074	(1,568)	2,272	5,848
Interest expense, net	(2,143)	(5,826)	(5,137)	(11,550)
Change in fair value of derivatives	910	—	910	—
Foreign exchange gain (loss)	39	229	56	192

Income (loss) before provision for income taxes and extraordinary loss	4,880	(7,165)	(1,899)	(5,510)
Provision for income taxes	611	463	1,018	1,036

Income (loss) before extraordinary loss	4,269	(7,628)	(2,917)	(6,546)
Extraordinary loss	(4,031)	—	(4,031)	—

Net income (loss)	$238	$(7,628)	$(6,948)	$(6,546)

Net income (loss) applicable to common stockholders	$(622)	$(7,628)	$(7,951)	$(6,546)

Basic income (loss) per share:
Income (loss) before extraordinary loss	$0.11	$(0.23)	$(0.12)	$(0.20)
Extraordinary loss	(0.12)	—	(0.12)	—
Net income (loss) applicable to common stockholders	$(0.02)	$(0.23)	$(0.24)	$(0.20)
Weighted average shares outstanding	32,450	33,547	32,415	33,494

Diluted income (loss) per share:
Income (loss) before extraordinary loss	$0.11	$(0.23)	$(0.12)	$(0.20)
Extraordinary loss	(0.10)	—	(0.12)	—
Net income (loss) applicable to common stockholders	$0.01	$(0.23)	$(0.24)	$(0.20)
Weighted average shares outstanding	39,207	33,547	32,415	33,494

See accompanying notes to the interim consolidated financial statements.

MANUFACTURERS’ SERVICES LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

(IN THOUSANDS)

	SIX MONTHS ENDED
	June 30, 2002	July 1, 2001

CASH FLOWS RELATING TO OPERATING ACTIVITIES:
Net loss	$(6,948)	$(6,546)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,269	18,138
Amortization of capitalized finance fees	1,774	1,313
Write-off of capitalized bank fees	4,031	—
Change in fair value of derivatives	(910)	—
Additions to allowance for doubtful accounts	181	2,302
Non cash charge for equity awards	333	519
Foreign exchange loss	(72)	1,227
Deferred taxes	534	(1,185)
Write down and loss on disposal of fixed assets	3,961	5,020
Changes in operating assets and liabilities:
Accounts receivable	37,472	97,347
Inventories	31,046	143,989
Prepaid expenses and other assets	5,750	(15,345)
Accounts payable	(17,670)	(240,215)
Accrued expenses and other liabilities	(11,949)	(7,125)
Net cash provided by (used in) operating activities	60,802	(561)

CASH FLOWS RELATING TO INVESTING ACTIVITIES:

Purchase of intangible assets	—	(1,393)
Proceeds from sale of fixed assets	4,025	226
Purchases of property and equipment	(1,304)	(11,322)
Cost of internal use software	(320)	(808)
Net cash provided by (used in) investing activities	2,401	(13,297)

CASH FLOWS RELATING TO FINANCING ACTIVITIES:
Proceeds from issuance of convertible preferred stock and warrants, net of issuance costs	37,720	—
Proceeds from long term debt	9,189	—
Net proceeds from new credit facilities	29,120	—
Net proceeds from (payments on)previous revolving line-of-credit	(111,811)	25,651
Repayments of long-term debt and capital lease obligations	(4,427)	(4,056)
Debt issuance and amendment costs	(4,493)	(358)
Proceeds from exercise of stock options	181	139
Proceeds from employee stock purchase plan	586	1,063
Net cash provided by financing activities	(43,935)	22,439
Effect of foreign exchange rates on cash	1,596	(1,498)

Net increase in cash	20,864	7,083
Cash and cash equivalents at beginning of period	$30,906	$10,388
Cash and cash equivalents at end of period	$51,770	$17,471

See accompanying notes to the interim consolidated financial statements.

MANUFACTURERS’ SERVICES LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

(IN THOUSANDS, EXCEPT SHARE DATA)

1.             BASIS OF PRESENTATION

The accompanying consolidated financial statements of Manufacturers’ Services Limited (the “Company”) are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with Rule 10-01 of Regulation S-X. Accordingly, these statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position and results of operations of the Company. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.  Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

In response to the economic downturn experienced in 2001 and 2002 and the related weakening in demand from customers, the Company evaluated its worldwide workforce and manufacturing capacity and realigned its cost structure (Note 9) with the lower demand requirements and its ongoing capital and liquidity requirements.  In June 2002, the Company entered into a new three year $110,500 credit facility consisting of a $100,000 senior secured revolving credit facility and a $10,500 three year term loan (the “2002 Credit Agreement”).  Borrowings under the 2002 Credit Agreement are dependent upon a borrowing base calculation derived from both accounts receivable and inventory from its US Operations.  Borrowing under the 2002 Credit Agreement could be limited by the following factors:

•                    revenue reductions from decreased customer demand or lost customers causing lower borrowing assets, particularly accounts receivable,

•                    a higher percentage of business conducted in foreign jurisdictions, or

•                    diminished creditworthiness within the Company’s customer base.

At June 30, 2002, the Company was in compliance with all covenants under its new credit facilities.

2.             RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.  The Company has adopted SFAS 142 as of January 1, 2002. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually.  With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets.  The new statement also requires the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle.  The Company completed the transitional impairment test during the second quarter of 2002 and determined that no impairment existed as of the date of adoption.

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business”. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 31, 2001, and has been adopted by the Company, as required, on January 1, 2002. SFAS No. 144 had no impact on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections as of April 2002”.  SFAS No. 145 eliminates SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt”, which required companies to classify gains or losses from the extinguishment of debt as an extraordinary item, net of tax. As a result of this new FASB, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No.30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.  The Company does not believe that its extinguishment of debt will qualify as an extraordinary item as defined in APB 30, and therefore the Company will be required to classify these charges as operating expenses.  The Company will adopt SFAS No. 145 on January 1, 2003, as allowed by the Statement, and will restate all prior periods for comparative purposes.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS No. 146”).  SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002.  The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146.  The effect-on-adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.  The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated balance sheet or statement of operations.

3.                                       INVENTORY

Inventories are comprised of the following:

	June 30, 2002	December 31, 2001
Raw materials and purchased inventory	$86,027	$107,399
Work-in-process.	10,796	14,543
Finished goods	1,409	4,386
	$98,232	$126,328

4.             BUSINESS SEGMENT INFORMATION

The Company’s operations comprise a single line of business, providing electronics design and manufacturing services. Information about the Company’s operations in different geographic regions is presented in the table below:

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1 2001
Net sales
United States – Corporate	$—	$—	$—	$—
– Operations	157,597	306,445	307,077	697,205
Europe	59,889	84,517	116,989	193,322
Asia	10,345	12,543	19,131	41,686
	$227,831	$403,505	$443,197	$932,213

Operating income (loss)
United States – Corporate	$(8,212)	$(6,390)	$(11,175)	$(14,423)
– Operations	13,467	14,718	16,710	31,482
Europe	2,764	801	3,667	4,222
Asia	(1,945)	(10,697)	(6,930)	(15,433)
	$6,074	$(1,568)	$2,272	$5,848

		June 30, 2002	December 31, 2001
Identifiable Assets
United States	– Corporate	$20,220	$15,027
	– Operations	194,743	248,977
Europe		128,379	134,308
Asia		26,908	38,508
		$370,250	$436,820

5.             CREDIT FACILITIES

On June 20, 2002 the Company replaced its existing Credit Agreement with a $110,500 credit facility consisting of a $100,000 senior secured revolving credit facility and a $10,500 three-year term loan (the “2002 Credit Agreement”).  The 2002 Credit Agreement has a final maturity date of June 20, 2005 and is secured by substantially all domestic assets and a pledge of 65% of the shares of foreign subsidiaries.  Restrictive covenants for the 2002 Credit Agreement include restrictions on leverage ratios as well as covenants requiring minimum net worth, EBITDA and fixed charge coverage ratios.  A weekly borrowing base is determined by domestic receivables and domestic inventory.  The three-year loan has a regular quarterly amortizing payment of $333 payable on the first business day of each quarter.

The 2002 Credit Agreement includes participation by certain affiliates of Credit Suisse First Boston Corporation (“CSFB”), the Company’s major shareholder, holding approximately 49% of the Company’s outstanding common stock.  These affiliates were part of the syndicated lending group and have committed to lend up to $10,000 of the overall 2002 Credit Agreement.

In connection with the replacement of the previous credit facility, an extraordinary loss of $4,031 was recorded, net of a $0 tax benefit.  This extraordinary loss related to the write-off of deferred financing costs under the previous credit facility.  The Company capitalized $4,217 of debt issuance costs incurred in connection with the closing of the 2002 Credit Agreement, $625 of which were paid to certain affiliates of CSFB.  The total capitalized costs will be amortized over a three-year period on a straight-line basis.

Borrowings under the revolving facility are limited to the sum of 85% of all eligible accounts receivable of the U.S. domestic subsidiaries of the Company and 85% of the orderly liquidation value of the eligible inventory of the U.S. domestic subsidiaries.  The revolving credit facility provides for an annual commitment fee of 0.50% on the unused portion of the revolving facility, payable quarterly in arrears.  The cost of borrowing under the revolving facility is either the base rate (the bank’s prime rate) or LIBOR, plus the applicable spread costs.  The Company has the option of choosing either the base rate or LIBOR.  In the first year the spread cost is fixed for base rate and LIBOR loans.  The spread on the base rate loans is 1.75% over the base rate and the spread on the LIBOR loans is the chosen LIBOR period rate plus 3.25%.  In the second and third years the spreads will reset quarterly based on the average net availability of borrowings for the preceding quarter.  The spread on the base rate loans will be between 1.25% and 2.25% and the spread on the LIBOR loans will be between 2.5% and 3.5%.  The interest rate under the term note is equal to the sum of the Cash Interest Rate (which is the greater of (i) the base rate in effect plus 6.0% or (ii) 11.0%) plus the Deferred Interest Rate (which is equal to 3.0%).

The 2002 Credit Facility requires the Company to obtain within 180 days of the closing (and maintain at all times), interest rate hedging agreements covering a notional amount of not less than $10,000 of the revolving loans, provided, that upon the request of the administrative agent, the Company must increase the amount covered by the hedge agreements up to an aggregate amount equal to 25% of the aggregate outstanding balance of the revolving loans at such time.  However, in no event shall the aggregate amount covered by such hedge agreements at any time exceed $20,000.  The Company has not entered into any interest rate hedge agreements at June 30, 2002.

On June 26, 2002 the Company entered into a ten-year mortgage loan of 10,000 Euro in Valencia, Spain.  The loan is secured by the property and buildings of Global Manufacturers’ Services Valencia, S.A., the Company’s Spanish subsidiary, and has a monthly amortizing repayment schedule.  The cost of borrowing under the mortgage is three-month Euro LIBOR plus 0.85%.

On June 28, 2002 the Company entered into a  a 3,000 Euro revolving credit facility in Valencia, Spain.  The credit agreement has a final maturity of June 26, 2003 and is secured by named receivables of Global Manufacturers’ Services Valencia, S.A.  The cost of borrowing under the credit facility is variable spread starting at 0.49% over the Madrid Interbank Market rate.

6.             CONVERTIBLE PREFERRED STOCK

In March 2002, the Company issued $41,500 of convertible preferred stock and warrants to purchase 1,612,281 shares of common stock in a private placement to qualified accredited investors (the “Offering”). Proceeds of the Offering, net of costs of the Offering, were $37,720. The convertible preferred stock is recorded as temporary equity, and the warrants are recorded as liabilities.

The convertible preferred stock accrues dividends quarterly at the rate of 5.25% per annum, payable quarterly in common stock or cash, at the Company’s option. The convertible preferred stock is convertible to common stock at any time by holders based on a conversion price of $6.44 per share. The Company may require holders to convert to common stock provided the price of its common stock has traded at 150% of the conversion price, or $9.65 per share, for a specified period.  The preferred stock has a scheduled maturity of March 14, 2007, unless converted earlier, and is redeemable for the Company’s common stock or cash, at the Company’s option.  If the Company chooses to pay dividends in common stock or to redeem the convertible preferred stock with common stock, the number of shares of common stock issued will be computed using 95% of the market value of the common stock. The warrants are exercisable at any time through March 14, 2007 at the exercise price of $7.02 per share. The Company has the right to require the exercise of the warrants after March 14, 2003 if the common stock trades for 175% of the exercise price of the warrants for a specified period.

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

The Offering included participation by certain affiliates of CSFB, the Company’s major shareholder.  These affiliates purchased 300,000 shares of the convertible preferred stock, which is convertible into 2,331,003 shares of common stock, and warrants to purchase 582,751 shares of common stock. In connection with this investment, the Company paid an affiliate of CSFB an advisory fee of 1.446% on the total amount invested in the Offering (an aggregate of $600) in return for (i) CSFB’s services in helping to structure and arrange the transaction, (ii) the agreement by the CSFB affiliates not to sell or otherwise transfer any of the Company’s securities for six months

(other than as part of an underwritten offering the Company initiates), and (iii) the agreement by the CSFB affiliates to accept piggyback registration rights instead of having the common stock issuable upon the conversion or exercise of its securities included in the shelf registration statement which was filed with the SEC to register the resale of the common stock underlying the preferred stock and warrants sold to other investors in the Offering.  The registration statement, covering 5,937,461 shares, became effective on April 23, 2002.

7.             EARNINGS PER SHARE

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income (loss) per share as required by SFAS 128:

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Numerator – basic earnings per share:
Income(loss) before extraordinary loss	$4,269	$(7,628)	$(2,917)	$(6,546)
Dividends on convertible preferred stock	(545)	—	(636)	—
Accretion of convertible preferred stock	(315)	—	(367)	—
Income (loss) available to common stockholders	3,409	(7,628)	(3,920)	(6,546)
Extraordinary loss	(4,031)	—	(4,031)	—
Net income (loss) available to common stockholders	$(622)	$(7,628)	$(7,951)	$(6,546)
Numerator – diluted earnings per share:
Income (loss)available to common stockholders	$3,409	$(7,628)	$(3,920)	$(6,546)
Dividends on convertible preferred stock	545	—	—	—
Accretion of convertible preferred stock	315	—	—	—
Income (loss) available to common stockholders and assumed conversions	4,269	(7,628)	(3,920)	(6,546)
Extraordinary loss	(4,031)	—	(4,031)	—
Net income (loss) available to common stockholders and assumed conversions	$238	$(7,628)	$(7,951)	$(6,546)

Denominator:
Basic income (loss) per share – weighted average shares outstanding	32,450	33,547	32,415	33,494
Convertible preferred stock	6,449	—	—	—
Stock dividends on preferred stock	76	—	—	—
Effect of dilutive securities – stock options and warrants	232	—	—	—
Diluted income (loss) per share – Weighted average shares outstanding	39,207	33,547	32,415	33,494
Basic income (loss) per share	$(0.02)	$(0.23)	$(0.24)	$(0.20)
Diluted income (loss) per share	$0.01	$(0.23)	$(0.24)	$(0.20)

For the three months ended June 30, 2002, 7,895 option and warrant shares have been excluded from the calculation of diluted EPS because inclusion of such shares would have an anti-dilutive effect on income per share. Also for the three months ended June 30, 2002, 6,526 shares of convertible preferred stock have been excluded from the calculation of diluted earnings per share before extraordinary loss because inclusion of such shares on an as converted basis would have an anti-dilutive effect on the income per share before extraordinary loss.  For the six months ended June 30, 2002, 8,914 anti-dilutive option and warrant shares and 6,526 shares of convertible preferred stock and preferred stock dividends and for the three and six months ended July 1, 2001, 5,229 anti-dilutive option and warrant shares have been excluded from the calculation of EPS as the Company had a net loss available to common stockholders for these periods.

8.             COMPREHENSIVE INCOME (LOSS)

The following table illustrates the components of comprehensive income (loss) as required by SFAS 130:

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Net Income (loss)	$238	$(7,628)	$(6,948)	$(6,546)
Other comprehensive income (loss)
Foreign currency translation adjustments	5,198	(1,221)	4,254	(4,168)

Comprehensive income (loss)	$5,436	$(8,849)	$(2,694)	$(10,714)

9.             RESTRUCTURING AND OTHER ASSET WRITEDOWNS

In the second quarter of 2002, the Company recorded a gain of $569 from the sale of its Salt Lake City building.  This was recorded as a reversal of a restructuring charge, included in selling, general and administrative expenses, taken in the third quarter of 2001 when the Company wrote down the building to its estimated fair market value.

In the first quarter of 2002, the Company approved a plan to restructure certain operations, primarily related to closing its facility in China and a workforce reduction at its corporate headquarters.  The total charge recorded for this plan was $5,457, which was comprised of asset write downs of $3,069, lease termination costs of $548 and severance of $1,840 related to the reduction of 371 manufacturing and 24 managerial employees.  This plan is expected to be substantially complete by the end of the fourth quarter of 2002.

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

The following table sets forth the activity in the restructuring reserves through June 30, 2002:

Balance at December 31, 2001	$12,521
Restructuring provision	5,457
Asset write downs	(3,069)
Cash payments	(6,659)
Balance at March 31, 2002	8,250
Cash payments	(2,394)
Balance at June 30, 2002	$5,856

Reserves remaining at June 30, 2002 represent liabilities for severance and lease termination payments and are expected to be paid by December 31, 2002.

10.           OTHER OPERATING INCOME

During the first quarter of 2002, the Company received a $1,100 fee related to costs incurred in pursuing an unsuccessful acquisition opportunity in the fourth quarter of 2001.  This amount was netted against $300 of expenses incurred in the first quarter related to this acquisition opportunity.

11.           GOODWILL AND OTHER INTANGIBLE ASSETS

As described in Note 2, the Company adopted SFAS 142 on January 1, 2002.  SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually.  As a result, the Company ceased all goodwill amortization and did not recognize approximately $273 and $546 of goodwill amortization expense that would have been recognized in the three and six months ended June 30, 2002, respectively, under the previous accounting standard.

The new statement also requires the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle.  The Company completed the transitional impairment test during the second quarter of 2002 and determined that no impairment existed as of the date of adoption. The Company is required to perform goodwill impairment tests on an annual basis.  It is possible that future goodwill impairment tests will result in a charge to earnings.

The following table gives effect to the adoption of SFAS 142 as if the provisions had been adopted as of January 1, 2001.  The net income (loss) for the three and six month periods ended June 30, 2002 are presented for comparison purposes as the effect of adoption is reflected in the Company’s actual results of operations for these periods.

	Three Months ended		Six months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
NET INCOME (LOSS)

Net income (loss) applicable to common stock	$238	$(7,628)	$(6,948)	$6,546)
Add back: goodwill amortization after tax	—	269	—	513
Adjusted net income (loss) applicable to common stock	$238	$(7,359)	$(6,948)	$(6,033)

BASIC EARNINGS PER SHARE

Reported net loss per share	$(0.02)	$(0.23)	$(0.24)	$(0.20)
Goodwill amortization after tax	—	.01	—	0.02
Adjusted net loss per share	$(0.02)	$(0.22)	$(0.24)	$(0.18)

DILUTED EARNINGS PER SHARE

Reported net income (loss) per share	$0.01	$(0.23)	$(0.24)	$(0.20)
Goodwill amortization after tax	—	.01	—	0.02
Adjusted net income (loss) per share	$0.01	$(0.22)	$(0.24)	$(0.18)

Changes in the net carrying amount of goodwill for the six months ended June 30, 2002 were as follows:

Balance at December 31, 2001	$8,241
Foreign currency translation adjustment	119

Balance at June 30, 2002	$8,360

Other intangible assets amounted to $0 (net of accumulated amortization of $6,949) and $3,706 (net of accumulated amortization of $3,243) at June 30, 2002 and December 31, 2001, respectively.  Amortization expense of other intangibles was $1,853 and $3,706 for the three months and six months ended June 30, 2002 and $1,787 and $3,683 for the three and six months ended July 1, 2001, respectively.  The other intangible assets related to the Company’s asset acquisition from 3Com in September 2000, consisting mainly of customer relationships.  These assets were amortized on a straight-line basis over the remaining term of the Company’s supply agreement with 3Com, which expired on June 30, 2002.

12.           DERIVATIVE INSTRUMENTS

The Company’s convertible preferred stock, as described in Note 6, contains two derivative instruments as defined in SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities”.  They are described as follows:

1.               Preferred Stock - Change in Control Derivative: In the event of a change in control of the Company as defined, the preferred stockholder is entitled to receive in cash, the greater of the as converted value of the preferred stock or the liquidation amount of the preferred stock (principal plus accrued but unpaid dividends).

2.               The warrants issued with the convertible preferred stock.

As of June 30, 2002, the Company has calculated the fair value of the warrants at $2,279, a decrease of $910 from its value at March 31, 2002.  This gain on the change in fair value of the warrants is included as non-operating income.  The fair value of the change in control derivative is not material.

13.           CONTINGENCIES

As of June 30, 2002, the Company had $21,007 of net current assets associated with a customer that was disputing its obligation to pay for a portion of these assets.  This balance consists of the following:

Accounts receivable	$26,750
Inventory	4,487
Accounts payable	(10,230)
Net assets	21,007
Inventory and AR reserves	(10,254)
Net exposure to Company	$10,753

On July 24, 2002, the Company entered into a settlement agreement with the customer whereby the Company received an immediate payment of $1,509, a secured promissory note in the amount of $13,578 with interest accruing at 7% per year, and an agreement to complete the purchase of an additional approximately $2,600 of inventory as part of ongoing orders.  The agreement settles the disputed outstanding accounts receivable, inventory and accounts payable between the two parties.  The promissory note is secured by restricted shares (until January 2004) held by the customer in a foreign publicly held company.   The remaining balance of $13,578 will be received weekly at $170 per week over the next 80 weeks, ending in January 2004.  As part of the total settlement amount of $15,087, the customer is paying the Company for inventory in the amount of $3,058, and the customer may, at its option, take delivery of that inventory.  If the customer fails to take delivery of the inventory before September 30, 2002, the Company may dispose of the inventory in its discretion.

While the Company believes the customer currently has sufficient unencumbered assets to satisfy the agreed settlement amounts, the customer’s ability to pay, or the timing within which the customer will pay the Company, could be adversely impacted by a weakening in the customer’s overall financial performance. Therefore, the Company will not adjust the reserves provided until such time that the Company believes the full remaining balance of approximately $13 million will be collected.

14.           SUBSEQUENT EVENTS

Mexico Acquisition

On July 1, 2002, the Company acquired all of the capital stock and certain assets of Lexmark Electronics, a subsidiary of Lexmark International, Inc. located in Reynosa, Mexico, that provides printed circuit board assemblies for laser printers, for approximately $2,800 in cash and assumed liabilities. In connection with the transaction, the Company agreed to purchase approximately $3,200 of inventory within 60 days after the closing date.  The acquired assets consist of manufacturing assets and working capital related to the operations, while the liabilities consist of accounts payable and accrued liabilities. The transaction was accounted for as a purchase of a business, and the purchase price was allocated to the assets and liabilities based upon their relative fair values at the date of acquisition.  As part of the transaction, the Company retained approximately 250 facility employees, entered into a lease for a 156,000 square foot manufacturing facility in Reynosa and entered into an eighteen-month supply agreement to provide printed circuit board assemblies to Lexmark.

Restructuring and Asset Write downs

During July 2002, the Company announced plans to restructure its operations, primarily related to closing its facility in Mt. Prospect, Illinois.  The total cost of this plan is estimated to be approximately $10,000, which is comprised of severance of $6,300 related to the reduction of approximately 355 manufacturing and managerial employees, asset write downs of $3,200 and lease termination costs of $500.  This plan is expected to be complete by the end of the first quarter of 2003.

Board of Directors

On August 12, 2002, Mr. John F. Fort, III resigned from the Company's Board of Directors.

ITEM 2.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading global provider of advanced electronics manufacturing and supply chain services to original equipment manufacturers (OEMs). Our customers include leading OEMs who have chosen outsourcing as a core manufacturing strategy. We have developed relationships with OEMs in a diverse range of industries, including computer systems and peripherals, industrial equipment, wired and wireless communications, networking and storage equipment, consumer electronics, commercial avionics, and medical devices. By efficiently and aggressively managing our business, costs and asset base, we are able to offer our customers an outsourcing solution that represents a lower total cost of ownership than that typically provided by their internal operations. We seek to differentiate ourselves by providing advanced manufacturing methodologies and capabilities and exceptional customer focus and by integrating our services into our customers’ operations.

We provide integrated supply chain solutions that address all stages of our customers’ product life cycle, including engineering and design, new product introduction, global supply chain management, printed circuit board assembly, product assembly and system integration, testing, logistics and distribution, fulfillment and after-market services. We believe this comprehensive range of services promotes our growth by attracting new customers and capturing additional outsourcing opportunities within our existing customer base.

We have established a global network consisting of 14 manufacturing, design and fulfillment facilities in the world’s major electronics markets–North America, Europe and Asia–to serve the increasing outsourcing needs of both multinational and regional OEMs. Our manufacturing facilities are strategically located near our customers and their end-markets, which benefits our customers by reducing the time required to get their products to market and by increasing their flexibility to respond quickly to changing market conditions. We believe that the combination of our services and our global manufacturing network has enabled us to become an integral part of our customers’ product development and manufacturing strategies.

From our founding in 1994 until 2000, we experienced growth driven primarily by acquisitions of existing OEM manufacturing facilities and by the increasing number of OEMs who are outsourcing their manufacturing requirements. During the past two years, we have closed certain facilities and reduced our workforce to reflect our reduced revenue stream resulting from adverse economic conditions.  Despite this recent downsizing, we do intend to grow in the future by actively pursuing strategic acquisitions and by benefiting from expected increases in OEMs that outsource their manufacturing requirements.

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

Our operating results are affected by the level of capacity utilization in our manufacturing facilities, indirect labor costs and selling, general and administrative expenses. Gross margins and operating income generally improve during periods of high-volume and high-capacity utilization in our manufacturing facilities and decline during periods of low-volume and low-capacity utilization. However, certain of our customer contracts contain guarantee minimum commitments, requiring the customer to either purchase certain contractual minimum quantities or pay for amounts in deficit of the minimum purchase commitment.  Such contracts have helped offset the negative impact of low-capacity utilization on gross margins and operating income.  One such contract with 3Com expired as of June 30, 2002.

As of June 30, 2002, we had approximately $21.0 million of net current assets associated with a customer that has been disputing its obligation to pay for a portion of these assets.  Of these net assets, $16.5 million is outstanding receivables (net of $10.2 million accounts payable due from us to the customer) and $4.5 million is inventory purchased specifically for the customer.  We currently maintain a $10.3 million reserve related to these assets, giving us net exposure to the customer of $10.7 million. On July 24, 2002, we entered into a settlement agreement with the customer whereby we received an immediate payment of $1.5 million, a secured promissory note in the amount of $13.6 million with interest accruing at 7% per year, and an agreement to complete the purchase of an additional approximately $2.6 million of inventory as part of ongoing orders. The agreement settles the disputed outstanding accounts receivable, inventory and accounts payable between the two parties.  The promissory note is secured by restricted shares (until January 2004) held by the customer in a foreign publicly held company.  The remaining balance of $13.6 million will be received weekly at $0.2 million per week over the next 80 weeks, ending in January 2004.  As part of the total settlement of $15.1 million, the customer is paying us for inventory in the amount of $3.1 million, and the customer may, at its option, take delivery of that inventory.  If the customer fails to take delivery of this inventory before September 30, 2002, we may dispose of the inventory in our discretion.  While we believe the customer currently has sufficient unencumbered assets to satisfy the agreed settlement amounts, the customer’s ability to pay, or the timing within which the customer will pay us, could be adversely impacted by a weakening in the customer’s overall financial performance. Therefore, we will not adjust the reserves provided until such time that we believe the full remaining balance of approximately $13 million will be collected.  We are currently not shipping any new products to the customer unless payment is received in advance. Once payment has been received, the product is shipped and revenue is recorded.

Our business strategy includes the expansion of our global manufacturing network. Currently, approximately 78% of our net sales worldwide are denominated in US dollars, while our labor and utility costs in facilities outside of the United States are denominated in local currencies. Foreign currency gains and losses are the result of transacting business in a currency that is different from the functional currency of our operating entity and the movements in those currencies between the time a transaction is recorded for financial reporting purposes and the time payment is made or received. We currently use forward foreign exchange contracts on a limited basis to minimize our foreign currency risk but not for trading or speculative purposes. We expect to continue to utilize forward foreign exchange contracts only to the extent that these contracts minimize exposure and reduce risk from exchange rate fluctuations on specific underlying transactions that create foreign currency exchange rate risk for us. Any increase or decrease in our use of derivative financial instruments will likely be as a result of these contracts.

ACQUISITIONS

On July 1, 2002, we acquired all of the capital stock and certain assets of Lexmark Electronics, a subsidiary of Lexmark International, Inc. located in Reynosa, Mexico, that provides printed circuit board assemblies for laser printers, for approximately $2.8 million in cash and assumed liabilities.  In connection with the transaction the Company agreed to purchase approximately $3.2 million of inventory within 60 days after the closing date.  The acquired assets consist of manufacturing assets and working capital related to the operations, while the liabilities consist of accounts payable and accrued liabilities.  The transaction was accounted for as a purchase of a business, and the purchase price was allocated to the assets and liabilities based upon their relative fair values at the date of acquisition.  As part of the transaction, we retained approximately 250 facility employees, entered into a lease for a 156,000 square foot manufacturing facility in Reynosa and entered into an eighteen-month supply agreement to provide printed circuit board assemblies to Lexmark.

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

RESTUCTURING AND OTHER ASSET WRITEDOWNS

In the second quarter of 2002, we recorded a gain of $0.6 million from the sale of our Salt Lake City building.  This was recorded as a reversal of a restructuring charge, included in selling, general and administrative expenses, taken in the third quarter of 2001 when we wrote down the building to its estimated fair market value.

In the first quarter of 2002, we approved a plan to restructure certain operations, primarily related to closing our facility in China and a workforce reduction at our corporate headquarters.  The total charge recorded for this plan was $5.5 million, which was comprised of asset write downs of $3.1 million, lease termination costs of $0.6 million and severance of $1.8 million related to the reduction of 371 manufacturing and 24 managerial employees.  This plan is expected to be substantially complete by the end of the fourth quarter of 2002 and the expected annual savings from the implementation of this plan are estimated to be approximately $6.4 million.

During the full year 2001, we implemented various restructuring plans throughout our organization to align our cost structure with our reduced revenue stream as a result of the severe economic downturn in the EMS industry. In total for all 2001, we incurred restructuring charges of $91.9 million consisting of asset write-downs of $61.8 million, employee severance of $24.9 million and lease termination costs of $5.2 million.

The following table sets forth the activity in the restructuring reserves through July 1, 2001 (dollars in thousands):

Balance at December 31, 2001	$12,521
Restructuring provision	5,457
Asset write downs	(3,069)
Cash payments	(6,659)
Balance at March 31, 2002	8,250
Cash payments	(2,394)
Balance at June 30, 2002	$5,856

Reserves remaining at June 30, 2002 primarily represent liabilities for severance and lease termination payments and are expected to be paid by December 31, 2002.

During July 2002, we announced plans to further restructure our operations, primarily related to closing our facility in Mt. Prospect, Illinois.  The total cost of this plan is estimated to be approximately $10.0 million, which is comprised of severance of $6.3 million related to the reduction of approximately 355 manufacturing and managerial employees, asset write downs of $3.2 million and lease termination costs of $0.5 million.  This plan is expected to be completed by the end of first quarter of 2003.

We currently do not have any further plans to restructure operations.  However, in light of current economic conditions, we may implement further restructuring plans during fiscal 2002 or 2003.  Such plans may include further headcount reductions, lease terminations, and disposal of underutilized manufacturing assets, as well as shutdowns of manufacturing facilities.  If we were to implement such plans, it may result in significant further restructuring costs related to severance payments and lease termination costs, as well as write downs of certain long-lived assets.

RESULTS OF OPERATIONS

The following table sets forth specified operating data, in dollars and as a percentage of net sales, for the periods indicated:

	Three Months Ending				Six Months Ending
	June 30, 2002		July 1, 2001		June 30, 2002		July 1, 2001
	(Dollars in thousands)
Net sales	$227,831	100.0%	$403,505	100.0%	$443,197	100.0%	$932,213	100.0%
Cost of goods sold (b)	205,020	90.0	371,288	92.0	402,106	90.7	865,860	92.9
Gross profit	22,811	10.0	32,217	8.0	41,091	9.3	66,353	7.1
Selling, general and administrative (a)(b)	14,884	6.5	31,706	7.9	35,913	8.1	56,276	6.0
Amortization expense	1,853	0.8	2,079	0.5	3,706	0.8	4,229	0.5
Other operating income	—	—	—	—	(800)	(0.1)	—	—

Operating income (loss)	6,074	2.7	(1,568)	(0.4)	2,272)	0.5	5,848	0.6
Interest expense, net	(2,143)	(1.0)	(5,826)	(1.4)	(5,137)	(1.1)	(11,550)	(1.2)
Gain on Change in derivatives	910	0.4	—	—	910	0.0	—	—
Foreign exchange gain (loss)	39	0.0	229	0.1	56	(0.0)	192	(0.0)

Income (loss) before provision for income taxes and extraordinary loss	4,880	2.1	(7,165)	(1.8)	(1,899)	(0.4)	(5,510)	(0.6)
Provision for income taxes	611	0.3	463	0.1	1,018	0.2	1,036	0.1

Income (loss) before extraordinary loss	4,269	1.8	(7,628)	(1.9)	(2,917)	(0.6)	(6,546)	(0.7)
Extraordinary loss	(4,031)	(1.7)		—	(4,031)	(0.9)	—	—

Net income (loss)	$238	0.1%	$(7,628)	(1.9)%	$(6,948)	(1.5)%	$(6,546)	(0.7)%

(a)

Includes charges (credits) related to restructurings and asset write downs of $(569) and $4,888 for three month and six month periods ended June 30, 2002, and $10,151 and $12,942 for the three month and six month periods ended July 1, 2001, respectively.  Also includes $120, $334, $333 and $519 of non-cash charges related to stock-based compensation in the three months ended June 30, 2002 and July 1, 2001, and the six months ended June 30, 2002 and July 1, 2001, respectively.

(b)

Includes $3,474 of losses in the six month period ended June 30, 2002 associated with the Salt Lake City facility which was closed as part of the third quarter 2001 restructuring.  These costs include $2,057 of costs of goods sold and $1,417 of selling, general and administration.

FISCAL QUARTER ENDED JUNE 30, 2002 COMPARED TO FISCAL QUARTER ENDED JULY 1, 2001

NET SALES

Net sales for the quarter ended June 30, 2002 decreased $175.7 million, or 44%, to $227.8 million from $403.5 million for the quarter ended July 1, 2001. The decrease mainly relates to the closing of the Salt Lake City facility in the fourth quarter of 2001, which had revenues in the second quarter of 2001 of $122.3 million, of which $42.6 million were transferred to our other manufacturing sites.  Other decreases include approximately $56.5 million from one customer, $38.0 million of which resulted from the customer discontinuing a certain product line, and $38.3 million from three other customers due to the overall economy.

GROSS PROFIT

Gross profit increased to 10.0% of net sales for the quarter ended June 30, 2002 from 8.0% of net sales for the quarter ended July 1, 2001. This increase resulted primarily from the positive effects of closing down our Salt Lake City facility in 2001, which had been operating at approximately a 4.9% gross margin on sales of $122.3 million. In addition, our value-add business, which generates higher margins, reported a higher percentage of our net sales.  These increases were partially offset by the decrease in utilization of our manufacturing capacity related to the continued economic downturn experienced during the first half of 2002.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense for the quarter ended June 30, 2002 decreased to $14.9 million, or 6.5% of net sales, from $31.7 million, or 7.9% of net sales, for the quarter ended July 1, 2001.  Included in the amounts for the second quarter of 2002 and 2001, is $0.6 million of restructuring gain and $10.2 million of restructuring charges, respectively.  The restructuring gain in the second quarter of 2002 related to the sale of the Salt Lake City building, which had been written down during the restructuring in the third quarter of 2001 and charged to SG&A.  The resulting gain was therefore included in SG&A during the current quarter.  Excluding the restructuring charges (gain) in 2002 and 2001, the decrease from the second quarter of 2001 to the second quarter of 2002 was $6.0 million.  This decrease related mainly to the expense savings from the various restructuring activities the Company executed throughout 2001 and the first quarter of 2002.  The closure of the Salt Lake City facility in the fourth quarter of 2001 contributed $5.1 million to this overall decrease, and labor costs were down $1.3 million due to the various restructuring activities.

AMORTIZATION EXPENSE

Amortization expense was $1.9 million in the quarter ended June 30, 2002 compared to $2.1 million in the quarter ended July 1, 2001.  We adopted the Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.  In

accordance with SFAS 142, we ceased amortizing goodwill as of January 1, 2002.  In the second quarter of 2001, we amortized $0.3 million of goodwill expense.  The amortization expense in the second quarter of 2002 relates to our asset acquisition from 3Com in September 2000, and relates mainly to customer relationships.  These assets were being amortized over the remaining term of our supply agreement with 3Com, which expired on June 30, 2002.

SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually.  The statement requires the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle.  We completed the transitional impairment test during the second quarter of 2002 and determined that no impairment existed as of the date of adoption. We are required to perform goodwill impairment tests on an annual basis.  It is possible that future goodwill impairment tests will result in a charge to earnings.

INTEREST EXPENSE, NET

Net interest expense decreased to $2.1 million for the quarter ended June 30, 2002 from $5.8 million for the quarter ended July 1, 2001, reflecting lower average borrowings and decreasing interest rates.

CHANGE IN FAIR VALUE OF DERIVATIVE

During the second quarter of 2002, we recorded a reduction in the fair value of our warrant derivative.  The warrant was issued as part of our preferred stock offering in the first quarter of 2002, and was originally valued at $3.2 million.  At June 30, 2002, the warrant’s fair value was  $2.3 million as a result of the change in our common stock value.  The reduction in the value of this liability was recorded as a non-operating gain in the second quarter.

FOREIGN EXCHANGE TRANSACTION GAINS/LOSSES

There were no significant foreign exchange gains or losses for either of the three-month periods ended June 30, 2002 or July 1, 2001.

PROVISION FOR INCOME TAXES

Provision for income taxes was $0.6 million for the quarter ended June 30, 2002 and $0.5 million for the quarter ended July 1, 2001. Our tax provisions in both quarters resulted from the mix of profits and losses experienced by us across the jurisdictions within which we operate. For the three month periods ended June 30, 2002 and July 1, 2001, pretax income in the United States was offset by net operating loss carryforwards while losses in Asia provided us with no income tax benefit because we do not believe it is more likely than not that we will be able to utilize these taxable losses in the future. Profits in Spain and France required us to record tax provisions in both periods.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JULY 1, 2001

NET SALES

Net sales for the six months ended June 30, 2002 decreased $489.0 million, or 52.4%, to $443.2 million from $932.2 million for the six months ended July 1, 2001. The decrease mainly relates to the closing of the Salt Lake City facility in the fourth quarter of 2001, which had revenues for the six months ended July 1, 2001 of $281.1 million, of which $92.6 million were transferred to our other manufacturing sites.  Other decreases include approximately $151.6 from one customer, $95 million of which resulted from the customer discontinuing a certain product line, $119.1 million from four customers due to the overall economy and $35.4 million from three customers whom we no longer do business with in 2002. These decreases were offset by additional revenues of $22.0 million from two new customers, from which sales volumes are starting to ramp up.

GROSS PROFIT

Gross profit increased to 9.3% of net sales for the six months ended June 30, 2002 from 7.1% of net sales for the six months ended July 1, 2001. This increase resulted primarily from the positive effects of closing down our Salt Lake City Facility in 2001, which had been operating at approximately a 4.6% gross margin on sales of $281.1 million. In addition, the 2002 margin was positively impacted by the effects of our Mt. Prospect and Guerande facilities, which operate under customer contracts with guaranteed minimum purchase commitments, as well as a higher percentage of net sales comprised of our value-add business, which generates higher margins.  These increases were partially offset by the decrease in utilization of our manufacturing capacity related to the continued economic downturn experienced during the first half of 2002.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense for the six months ended June 30, 2002 decreased to $35.9 million, or 8.1% of net sales, from $56.3 million, or 6.0% of net sales, for the six months ended July 1, 2001. Included in the amount for the first six months of 2002 and 2001, is $4.9 million and $12.9 million of restructuring charges, respectively.  Excluding the restructuring charges in both years, the decrease from the six months ended July 1, 2001 to the six months ended June 30, 2002 was $12.4 million.  This decrease related mainly to the various restructuring activities the Company executed throughout 2001 and the first quarter of 2002.  The closure of the Salt Lake City facility in the fourth quarter of 2001 contributed $7.9 million to this overall decrease, and labor costs were down $2.5 million due to the various restructuring activities and a 5.0%-10.0% wage cut at all US subsidiaries.  Additional decreases include consulting services of $1.1 million, primarily associated with integrating information systems in 2001, and sales commissions of $0.7 million as a result of lower sales in 2002.

AMORTIZATION EXPENSE

Amortization expense decreased to $3.7 million in the six months ended June 30, 2002 compared to $4.2 million in the six months ended July 1, 2001.  In the first six months of 2001, we amortized $0.5 million of goodwill expense and $3.7 million of intangible asset amortization, $3.0 of which related to the Company’s Salt Lake City intangible assets, which were later written off in the third quarter 2001 restructuring.  Total amortization expense in the first six months of 2002 relates to the Company’s asset acquisition from 3Com in September 2000, and relates mainly to customer relationships.  These assets were being amortized over the remaining term of our supply agreement with 3Com, which expired on June 30, 2002.

OTHER OPERATING INCOME

During the first six months of 2002, the Company received a $1.1 million fee related to costs incurred in pursuing an unsuccessful acquisition opportunity in the fourth quarter of 2001.  This amount was netted against $0.3 million of expenses incurred during the period related to this acquisition opportunity.

INTEREST EXPENSE, NET

Net interest expense decreased to $5.1 million for the six months ended June 30, 2002, from $11.6 million for the six months ended July 1, 2001, reflecting lower average borrowings and decreased interest rates.

CHANGE IN FAIR VALUE OF DERIVATIVE

During the six months ended June 30, 2002, we recorded a reduction in the fair value of our warrant derivative.  The warrant was issued as part of our preferred stock offering in the first quarter of 2002, and was originally valued at $3.2 million.  At June 30, 2002, the warrant’s fair value was $2.3 million as a result of the change in our common stock value.  The reduction in the value of this liability was recorded as a non-operating gain in the second quarter.

FOREIGN EXCHANGE TRANSACTION GAINS/LOSSES

There were no significant foreign exchange gains or losses for either of the six-month periods ended June 30, 2002 or July 1, 2001.

PROVISION FOR INCOME TAXES

Provision for income taxes was $1.0 million for both the six months ended June 30, 2002 and July 1, 2001, respectively.  Our tax provisions in both periods resulted from the mix of profits and losses experienced by us across the jurisdictions within which we operate. For the six months ended June 30, 2002 and July 1, 2001, pretax income in the United States was offset by net operating loss carryforwards while losses in Asia provided us with no income tax benefit because we do not believe it is more likely than not that we will be able to utilize these taxable losses in the future. Profits in Spain and France required us to record tax provisions for both periods.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, we had cash and cash equivalents of $51.8 million, total bank and other debt of $44.0 million and $33.5 million of unused borrowing capacity under our new secured revolving credit facility.  During the three and six months ended June 30, 2002, our operations were funded by cash generated from operations.

Net cash provided by operating activities of $60.8 million for the six months ended June 30, 2002 resulted primarily from a decrease in operating assets of $74.3 million and depreciation and amortization expenses of $13.3 million, offset in part by a decrease in operating liabilities of $29.6 million and a net loss of $6.9 million. The decrease in operating assets included a $37.5 million reduction in accounts receivable, most of which was a direct result of the reduction in revenue, and $31.0 million in inventory reductions, caused by the reduced volume through the manufacturing sites and better inventory management.  Other non-cash items include $4.0 million for the write-off of capitalized bank fees in connection with the Company’s refinancing of its credit facility during the second quarter of 2002, and write downs and loss on disposal of fixed assets of $4.0 million related mainly to the restructuring charge taken for closing the China facility in the first quarter of 2002.   Net cash used in operating activities of $0.6 million for the six months ended July 1, 2001 resulted primarily from a net loss of $6.5 million and a decrease in operating liabilities of $247.3 million, offset by a decrease of operating assets of $226.0 million, depreciation and amortization expenses of $18.1 million and non-cash charges related to loss on disposal of fixed assets totaling $5.0 million.  The decrease in operating assets included a $97.0 million reduction in inventory attributable to the sale of excess inventory under the provisions of our customer contracts.  Of the $97.0 million of excess inventory sales recorded during the period, $21.0 million remaining to be collected were recorded in prepaid expenses and other current assets at July 1, 2001.

Net cash provided by investing activities for the six months ended June 30, 2002 was $2.4 million, consisting of $4.0 million of proceeds from the sale of the Company’s Salt Lake City building during the second quarter, partially offset by capital expenditures of $1.3 million.  Net cash used in investing activities for the six months ended July 1, 2001 was $13.3 million, consisting primarily of $11.1 million of net capital expenditures, $0.8 million of internal use software, and $1.4 million for the acquisition of intangible assets related to our Guerande facility.  Capital expenditures included $3.9 million related to the purchase of our Guerande facility.

Net cash used in financing activities for the six months ended June 30, 2002 was $43.9 million consisting primarily of $116.2 million of net payments on the Company’s previous credit facility, which was replaced by a new secured revolving credit facility during the second quarter of 2002.  This was offset in part by $29.1 million in borrowings under the new credit facility, $9.2 million from a mortgage loan on the Company’s Spain facility and $37.7 million in net proceeds from the issuance of convertible preferred stock and warrants.  Net cash provided by financing activities for the six months ended July 1, 2001 was $22.4 million, consisting of net borrowings under the previous bank credit facility of $21.6 million and proceeds from the issuance of stock under our employee stock purchase plan of $1.1 million.

In March 2002, we issued $41.5 million of convertible preferred stock and warrants to purchase 1,612,281 shares of common stock in a private placement to qualified accredited investors (the “Offering”). Proceeds of the Offering, net of costs of the Offering, were $37.7 million. We used the proceeds of the Offering to pay down a portion of our bank credit facility and to fund operating expenses and working capital. The convertible preferred stock accrues dividends quarterly at the rate of 5.25% per annum, payable quarterly in common stock or cash, at our option. The convertible preferred stock is convertible to common shares based on a conversion price of $6.44 per share. We may require holders to convert to common stock provided the price of our common stock has traded at 150% of the conversion price for a specified period.  The preferred stock has a scheduled maturity of March 14, 2007, unless converted earlier, and is redeemable for our common stock or cash, at our option. If we choose to pay dividends in common stock or to redeem the convertible preferred stock with common stock, the shares of common stock issued will be computed using 95% of the market value of the common stock. The warrants are exercisable at any time through March 14, 2007. We have the right to require the exercise of the warrants after March 14, 2003 if our common stock trades for 175% of the exercise price of the warrants for a specified period.

The Offering included participation by certain affiliates of Credit Suisse First Boston Corporation (“CSFB”), our major shareholder, holding approximately 49% of our common stock. These affiliates purchased 300,000 shares of the convertible preferred stock, which is convertible into 2,331,003 shares of our common stock, and warrants to purchase 582,751 shares of common stock. In connection with this investment, we paid an affiliate of CSFB an advisory fee of 1.446% on the total amount invested in the Offering (an aggregate of $0.6 million) in return for (i) CSFB’s services in helping to structure and arrange the transaction, (ii) the agreement by the CSFB affiliates not to sell or otherwise transfer any of our securities for six months (other than as part of an underwritten offering we initiate), and (iii) the agreement by the CSFB affiliates to accept piggyback registration rights instead of having the common stock issuable upon the conversion or exercise of its securities included in the shelf registration statement which was filed with the SEC to register the resale of the common stock underlying the preferred stock and warrants sold to other investors in the Offering.  The registration statement, covering 5,937,461 shares, became effective on April 23, 2002.

In June 2002, we replaced our existing Credit Agreement with a $110.5 million credit facility consisting of a $100 million senior secured revolving credit facility and a $10.5 million three-year term loan (the “2002 Credit Agreement”).  At June 30, 2002, we had $29.1 million outstanding under the new credit facility and $33.5 million available to borrow.  The 2002 Credit Agreement is secured by substantially all domestic assets and a pledge of 65% of the shares of foreign subsidiaries.  Restrictive covenants for the 2002 Credit Agreement include restrictions on leverage ratios as well as covenants requiring minimum net worth, EBITDA and fixed charge coverage ratios.  A weekly borrowing base is determined by domestic receivables and domestic inventory.  The three-year term loan has a regular quarterly amortizing payment of $333 payable on the first business day of each quarter.

The 2002 Credit Agreement included participation by certain affiliates of CFSB.  These affiliates were part of the syndicated lending group and have committed to lend up to $10,000 of the overall 2002 Credit Agreement.

In connection with the replacement of the previous credit facility, an extraordinary loss of $4.0 million was recorded.  This extraordinary loss related to the write-off of deferred financing costs under the previous credit facility.  We capitalized $4.2 million of debt issuance costs incurred in connection with the closing of the 2002 Credit Agreement, of which $0.6 million was paid to certain affiliates of CFSB, our major shareholder.  The total capitalized costs will be amortized over a three-year period on a straight-line basis.

Borrowings under the revolving facility are limited to the sum of 85% of all eligible accounts receivable of the U.S. domestic subsidiaries of the Company and 85% of the orderly liquidation value of the eligible inventory of the U.S. domestic subsidiaries of the Company.  A weekly borrowing base is determined by domestic receivables and domestic inventory.  The revolving facility provides for an annual commitment fee of 0.50% on the unused portion of the revolving facility, payable in arrears quarterly.  The cost of borrowing under the revolving facility is either the base rate (the bank’s prime rate) or LIBOR, plus the applicable spread costs.  The Company has the option of choosing either the base rate or LIBOR.  In the first year the spread cost is fixed for base rate and LIBOR loans.  The spread on the base rate loans is 1.75% over the base rate and on the LIBOR loans is the chosen LIBOR period rate plus 3.25%.  In the second and third years the spreads will reset quarterly based on the average net availability of borrowings for the preceding quarter.  The spread on the base rate loans will be between 1.25% and 2.25% and the on the LIBOR loans will be between 2.5% and 3.5%. The interest rate under the term note is equal to the sum of the Cash Interest Rate (which is the greater of (i) the base rate in effect plus 6.0% or (ii) 11.0%) plus the Deferred Interest Rate (which is equal to 3.0%).

The 2002 Credit Facility requires us to obtain within 180 days of the closing (and maintain at all times), interest rate hedging agreements covering a notional amount of not less than $10 million of the revolving loans, provided, that upon the request of the administrative agent, we must increase the amount covered by the hedge agreements up to an aggregate amount equal to 25% of the aggregate outstanding balance of the revolving loans at such time.  However, in no event shall the aggregate amount covered by such hedge agreements at any time exceed $20 million.  The Company has not entered into any interest rate hedge agreements at June 30, 2002.

Also in June 2002, we entered into a ten-year mortgage loan for 10 million euro and a 3 million euro revolving credit facility in Valencia, Spain.  The mortgage loan is secured by the property and buildings of Global Manufacturers’ Services Valencia, S.A., our Spanish subsidiary, has a monthly amortizing repayment schedule and the cost of borrowing under the mortgage is three-month Euro LIBOR plus 0.85%.   The credit agreement has a final maturity of June 26, 2003 and is secured by named receivables of Global Manufacturers’ Services Valencia, S.A.  The cost of borrowing under the credit facility is variable spread starting at 0.49% over the Madrid Interbank Market rate.

The following summarizes our debt and other contractual obligations at June 30, 2002:

	Total	Less than 1 year	1 to 2 years	2 to 3 years	After 3 years
	(In thousands)

Term loan borrowings	$10,535	$999	$1,332	$8,204	$—
Revolver borrowings	19,435	—	—	19,435	—
Mortgage	9,936	1,066	986	986	6,898
Capital lease obligations	3,931	3,395	525	10	1
Operating lease obligations	71,805	12,730	12,082	10,779	36,214
Other borrowings and obligations	335	335	—	—	—
Total contractual cash obligations	$115,977	$18,525	$14,925	$39,414	$43,113

Our principal sources of funding our operating expenses, capital expenditures and debt obligations are expected to be our current cash and cash equivalents (including funds generated from our convertible preferred stock offering), cash generated from operations and borrowings under our new credit facilities. The amount of cash generated from operations will be dependent upon such factors as the successful execution of our business plan and worldwide economic conditions. Borrowings under our new credit facilities are dependent upon a borrowing base calculation derived from our domestic accounts receivable and inventory.  Availability fluctuates according to the quantity and quality of our receivables and inventory. Borrowings under our credit facilities could be limited by a number of factors, including the following:

•                  revenue reductions from decreased customer demand or lost customers causing lower borrowing assets, particularly accounts receivable,

•                  a higher percentage of our business being conducted in foreign jurisdictions, or

•                  diminished creditworthiness within our customer base.

We were in compliance with all covenants under our new credit facilities as of June 30, 2002. In the event we do not have adequate funding from our new credit facility, we would work with our senior lenders to modify the new credit facilities or identify other sources of capital to obtain necessary debt or equity financing. There is no assurance we would be able to modify our current credit facility with existing lenders or obtain alternative debt or equity financing to satisfy our funding needs. While there can be no assurance we will have sufficient funds to meet our cash requirements over the next twelve months, we believe that funds generated from operations, proceeds from the convertible preferred stock offering and borrowings under our new credit facility will be adequate to meet our anticipated future operating expenses, capital expenditures and debt obligations for at least the next twelve months.

During the six months ended June 30, 2002, MSL did not engage in:

•                  Material off-balance sheet activities, including the use of structured finance or special purpose entities, or

•                  Trading activities in non-exchange traded contracts.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS No. 146”).  SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. We are required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002.  The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146.  The effect-on-adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.  We do not anticipate that the adoption of this statement will have a material impact on our consolidated balance sheet or statement of operations.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections as of April 2002”.  FASB No. 145 eliminates FASB No. 4 “Reporting Gains and Losses from Extinguishment of Debt”, which required companies to classify gains or losses from the extinguishment of debt as an extraordinary item, net of tax. As a result of this new FASB, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No.30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.  We do not believe that the extinguishment of debt will qualify as an extraordinary item as defined in APB 30, and therefore we will be required to classify these charges as operating expenses.  We plan on adopting the SFAS No. 145 on January 1, 2003, as allowed by the Statement, and will restate all prior periods for comparative purposes.

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations - Reporting the Effects of

Disposal of a Segment of a Business”. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 31, 2001, and has been adopted by us, as required, on January 1, 2002. SFAS No. 144 had no impact on our financial statements.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.  We have adopted SFAS 142 as of January 1, 2002. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually.  With the adoption of SFAS 142, we reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets.  The statement also requires the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle.  We completed the transitional impairment test during the second quarter of 2002 and determined that no impairment existed as of the date of adoption. We are required to perform goodwill impairment tests on an annual basis.

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

We depend on a small number of customers for a large portion of our business. Our ten largest customers accounted for approximately 84% of net sales in the six months ended June 30, 2002 and approximately 87% of net sales for fiscal 2001.  Changes in our customers’ orders have in the past had a significant impact on our operating results. If a major customer significantly reduces the amount of business it does with us, there would be an adverse impact on our operating results.

We expect to continue to depend on sales to our major customers. Because it is not always possible to replace lost business on a timely basis, it is likely that our operating results would be adversely affected if one or more of our major customers were to cancel, delay or reduce a large amount of business with us. Our customer agreements typically permit the customer to terminate the agreement on three to six month’s notice. Were a major customer to terminate its agreement with us, it is likely that our operating results would be adversely affected.  Moreover, our operating results have been positively affected by several customer contracts containing guaranteed minimum commitments, including our contract with 3Com at our Mt. Prospect, Illinois facility, which expired on June 30, 2002.  While those contracts generally have fixed terms and may not be terminated (absent a breach) prior to their stated expiration, the favorable effects of the contracts are unlikely to be replicated after these contracts expire or terminate.

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

•          diversion of our capital and our management’s attention away from other business issues;

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

OUR GROWTH MAY BE LIMITED AND OUR COMPETITIVE POSITION MAY BE HARMED IF WE ARE UNABLE TO IDENTIFY, FINANCE AND COMPLETE FUTURE ACQUISITIONS.

We expect to selectively pursue strategic acquisitions as part of our overall business strategy. Competition for acquiring attractive facilities and businesses in our industry is substantial. In executing this part of our business strategy, we may experience difficulty in identifying suitable acquisition candidates or in completing selected transactions. In addition, our new secured revolving credit facility limits our ability to acquire the assets or businesses of other companies. If we are able to identify acquisition candidates, such acquisitions may be financed with substantial debt or with potentially dilutive issuances of equity securities. Our ability to successfully complete acquisitions in the future will depend upon several factors, including the continued availability of financing. We cannot assure you that financing for acquisitions will be available on terms acceptable to us, if at all.

THE INCURRENCE OF INDEBTEDNESS COULD HARM OUR OPERATING RESULTS AND FINANCIAL CONDITION. WE DEPEND ON OUR CREDIT FACILITIES TO FINANCE OUR OPERATIONS AND THE MODIFICATION OR TERMINATION OF THESE FACILITIES COULD HARM OUR OPERATING RESULTS AND FINANCIAL CONDITION.

Our growth and acquisition strategy could require us to incur substantial amounts of indebtedness. As of June 30, 2002, our total debt was $44.0 million and our interest expense for the six months ended June 30, 2002 was $5.1 million. In addition, we may incur additional indebtedness in the future.  Our future level of indebtedness could have adverse consequences for our business, including:

•          vulnerability to the effects of poor economic and industry conditions affecting our business;

•          dedication of a substantial portion of our cash flow from operations to repayment of debt and interest expense, limiting the availability of cash for working capital, capital expenditures or acquisitions which may be attractive to us;

•          reduced flexibility in planning for, or reacting to, changes in our business and industry, due to the debt repayment obligations and restrictive covenants contained in our debt instruments; and

•          failure to comply with the financial covenants under the agreements governing our indebtedness relating to matters such as fixed charge coverage ratio, minimum adjusted tangible net worth, and minimum domestic EBITDA, resulting in an event of default, which if not cured or waived, could cause substantially all of our indebtedness to become immediately due and payable.

We have financial instruments that are subject to interest rate risk, principally debt obligations under our 2002 Credit Agreement. An increase in the base rates upon which our interest rates are determined could have an adverse effect on our operating results and financial condition.

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

UNCERTAINTIES AND ADVERSE TRENDS AFFECTING THE ELECTRONICS INDUSTRY OR ANY OF OUR MAJOR CUSTOMERS MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

Our business depends on the electronics industry, which is subject to rapid technological change, short product life cycles and pricing and margin pressure.  In addition, the electronics industry has historically been cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices and production over-capacity. When these factors adversely affect our customers, we may suffer similar effects. Our customers’ markets are also subject to economic cycles and are likely to experience recessionary periods in the future. The economic conditions affecting the electronics industry, in general, or any of our major customers, in particular including the economic slowdown and heightened levels of uncertainty related to the September 11, 2001 terrorist attacks in the United States, may continue to adversely affect our operating results.

BECAUSE WE HAVE SIGNIFICANT OPERATIONS OVERSEAS, OUR OPERATING RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER FACTORS EXISTING IN FOREIGN COUNTRIES IN WHICH WE OPERATE.

We have substantial manufacturing operations in Europe, Asia and Mexico. Our international operations are subject to inherent risks, which may adversely affect us, including:

•          political and economic instability in countries where we have manufacturing facilities, particularly in Asia where we conduct a portion of our business;

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

•          introduction and market acceptance of our customers’ new products;

•          changes in demand for our customers’ existing products;

•          the timing of our expenditures in anticipation of future orders;

•          effectiveness in managing our manufacturing processes;

•          changes in competitive and economic conditions generally or in our customers’ markets

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

IF WE ARE UNABLE TO MAINTAIN OUR TECHNOLOGICAL EXPERTISE IN DESIGN AND MANUFACTURING PROCESSES, WE WILL NOT BE ABLE TO SUCCESSFULLY COMPETE.

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

The cost of borrowing under the revolving facility is contained under the caption Liquidity and Capital Resources in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table summarizes our market risks associated with our variable rate debt in place at June 30, 2002 based on current maturities and interest rates:

	June 30,
	2003	2004	2005	2006	2007
	(Dollars in thousands)

Term loan balance	$9,536	$8,204	—	—	—
Effective interest rate	14.0%	14.0%	14.0%	—	—
Principal payments	$999	$1,332	$8,204	—	—
Interest expense	$1,405	$1,242	$574	—	—
Revolving facility balance	$19,435	$19,435	—	—	—
Unused credit (a)	$80,565	$80,565	—	—	—
Effective interest rate	6.60%	6.60%	6.60%	—	—
Fee on unused portion	0.50%	0.50%	0.50%	—	—
Interest expense	$1,666	$1,666	1,666	—	—
Mortgage Loan	$8,870	$7,884	$6,898	$5,912	$4,926
Effective Interest Rate	4.19%	4.19%	4.19%	4.19%	4.19%
Principal Payments	$986	$986	$986	$986	$986
Interest Expense	$394	$351	$310	$268	$227

(a)                                  As of June 30, 2002 approximately $33.5 million of the unused credit under our revolving credit facility was available for additional borrowings based on a borrowing base calculation utilizing domestic accounts receivable and domestic inventory.

The carrying cost of the above credit facility approximates fair value due to the variable nature of the interest rates.

Foreign Currency Exchange Rate Risk

We also have exposure to various foreign currency exchange-rate fluctuations for cash flow received from our foreign subsidiaries. This risk is mitigated because the functional currency of our subsidiaries in Ireland, Singapore and Malaysia is the US dollar and most of their financial transactions are denominated in US dollars. The foreign currency exchange-rate risk for our subsidiaries in Spain and France are mitigated because their functional currency is the Euro and most of their financial transactions are denominated in Euro. Our exposure to foreign currency exchange-rate fluctuations is primarily related to intercompany loans payable to the corporate entity, intercompany receivables from the corporate entity and specific trade receivables and payables, all at our subsidiaries in Spain and France, which are denominated in US dollars. Our foreign currency exchange-rate exposure on the intercompany balances and the trade receivables and payables is mitigated by the use of foreign exchange contracts which are effective as a means of minimizing exposure and reducing risk from exchange rate fluctuations related to these specific transactions. We actively monitor our foreign currency exchange-rate exposure and manage our foreign exchange contract positions to maintain the effectiveness of this risk mitigation process.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held on May 15, 2002, the following proposals were adopted by the margins indicated:

To elect two Class II directors to serve on the Board of Directors until the 2005 Annual Meeting of Stockholders or until their successors are duly elected and qualified.

	Number of Shares
	Voted For	Withheld
John F. Fort, III	26,256,843	134,666
Curtis S. Wozniak	26,256,843	134,666

In addition the following directors hold office for terms continuing beyond the 2002 Annual Meeting:  Kevin C. Melia, Robert C. Bradshaw, Thompson Dean, Karl R. Wyss, William J. Weyand and Dermott O’Flanagan.

To approve an amendment to the 2000 Equity Incentive Plan, as amended, (“Plan”) to increase the number of shares available under the Plan from 5,668,750 to 7,668,750.

Number of Shares

Voted For	Voted Against	Abstain	Broker Non-Votes
16,111,721	2,296,630	978,009	7,005,149

To approve an amendment to the 2000 Non-Employee Director Stock Option Plan, as amended, to change the formula options grants specified by the plan and to increase the number of shares available for issuance under the plan by 400,000.

Number of Shares

Voted For	Voted Against	Abstain	Broker Non-Votes
18,025,909	383,352	977,099	7,005,149

To approve an amendment to the 2000 Employee Stock Purchase Plan, as amended, to increase the number of shares available for issuance under the plan by 500,000.

Number of Shares

Voted For	Voted Against	Abstain	Broker Non-Votes
18,196,645	213,639	976,076	7,005,149

To approve the rights of affiliates of Credit Suisse First Boston to convert shares of 5.25% Series A Preferred Stock into Common Stock and to exercise warrants to purchase Common Stock.

Number of Shares

Voted For	Voted Against	Abstain	Broker Non-Votes
19,294,982	67,729	23,649	7,005,149

To approve the issuance of shares of Common Stock under the terms of the Series A Convertible Preferred Stock to satisfy obligations to pay dividends, make payments due upon an optional or mandatory conversion of such preferred and to redeem such preferred stock.

Number of Shares

Voted For	Voted Against	Abstain	Broker Non-Votes
19,306,143	70,872	9,345	7,005,149

To ratify the appointment of PricewaterhouseCoopers, LLP as the independent auditors of the Company for the year ending December 31, 2002.

Number of Shares

Voted For	Voted Against	Abstain	Broker Non-Votes
26,322,109	63,910	5,490	7,005,149

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT NUMBER	DESCRIPTION

2.1(1)	Securities Purchase Agreement dated as of January 20, 1995 by and among MSL and the parties listed therein.
2.2(1)	Warrant Agreement dated as of August 31, 1995 by and among MSL, Bank of America National Trust and Savings Association and the parties listed therein.
2.3(1)	Preferred Stock and Warrant Subscription Agreement dated as of November 26, 1999 by and among MSL and the parties listed therein.
2.4(1)	Escrow Agreement dated as of November 26, 1999 by and among MSL and the parties listed therein.
2.5(1)	Asset Purchase Agreement dated as of November 19, 1999 among 3Com Corporation, Manufacturers’ Services Limited and Manufacturers’ Services Salt Lake City Operations, Inc.
2.6(2)	Asset Purchase Agreement dated as of September 26, 2000 among 3Com Corporation, Manufacturers’ Services Limited and Manufacturers’ Services Salt Lake City Operations, Inc.
3.1(1)	Restated Certificate of Incorporation of MSL.
3.2(1)	Amended and Restated By-Laws of MSL.
3.4(5)	Amended and Restated Articles of Incorporation of MSL.
3.3(1)	Form of certificate representing shares of common stock, $.001 par value per share.
4.1(1)	Stockholders Agreement dated as of January 20, 1995 by and among MSL and the stockholders named therein.
4.2(1)	Stockholders Agreement Amendment dated November 26, 1999 by and among MSL and the stockholders named therein.
4.3(1)	Credit Agreement dated August 21, 1998 among MSL, MSL Overseas Finance B.V. and the lenders named therein.
4.4(1)	First Amendment to Credit Agreement and Limited Waiver dated as of February 26, 1999 by and among MSL, MSL Overseas Finance B.V. and the lenders named in the Credit Agreement.
4.5(1)	Second Amendment to Credit Agreement and Consent dated as of November 23, 1999 by and among MSL, MSL Overseas Finance B.V. and the lenders named in the Credit Agreement.
4.6(4)	First Amended and Restated Credit Agreement dated as of September 29, 2000 by and between Manufacturers’ Services Limited and the lenders named in the Credit Agreement.
4.7(4)	First Amendment Agreement and Consent dated as of September 29, 2000 by and between Manufacturers’ Services Limited and the lenders named therein.
4.8(3)	First Amendment to First Amended and Restated Credit Agreement dated as of October 25, 2000 by and between Manufacturers’ Services Limited and the lenders named therein.
4.9(5)	Second Amendment to First Amended and Restated Credit Agreement dated as of March 2, 2001 by and between Manufacturers’ Services Limited and the lenders named therein.
4.10(7)	Third Amendment to First Amended and Restated Credit Agreement dated as of October 18, 2001 by and between Manufacturers’ Services Limited and the lenders named therein.
4.11(9)	Certificate of Designations of 5.25% Series A Convertible Preferred Stock of Manufacturers’ Services, Limited.
4.12(11)	Credit Agreement dated as of June 20, 2002 by and between Manufacturers’ Services Limited and the lenders named therein.
10.1(1)	Employment Agreement dated as of January 20, 1995 by and between MSL and Kevin C. Melia.
10.2(1)	Employment Letter dated as of June 20, 1997 by and between MSL and Robert E. Donahue.
10.3(1)	Employment Letter dated as of September 27, 1995 by and between MSL and Rodolfo Archbold.
10.4(1)	Employment Letter dated as of January 4, 1996 by and between MSL and Dale R. Johnson.
10.5(1)	Severance Letter dated June 25, 1996 by and between MSL and Dale R. Johnson.
10.6(1)	Employment Letter dated as of January 23, 1998 by and between MSL and James N. Poor.
10.7(1)	Second Amended and Restated Non-Qualified Option Plan.
10.8(1)	Form of 2000 Equity Incentive Plan.
10.9(1)	Form of 2000 Employee Stock Purchase Plan.
10.10(1)	Form of Indemnification Agreement.
10.11(1)	Office/Warehouse Lease dated as of April 14, 1997 by and between Amberjack, Ltd. and Manufacturers’ Services Limited-Roseville, Inc.
10.12(1)	Lease dated as of May 5, 1998 by and between International Business Machines Corporation and Manufacturers’ Services Western U.S. Operations, Inc.
10.13(1)+	Supply Agreement dated as of November 27, 1999 buy and between MSL and 3Com Corporation.
10.14(1)+	Outsourcing Agreement dated as of June 1, 1998 by and between International Business Machines Corporation and Manufacturers’ Services Western US Operations, Inc.
10.15(1)+	Manufacturing, Integration and Fulfillment Contract dated as of June 26, 1998 by and between International Business Machines S.A. and Global Manufacturers’ Services-Valencia.
10.16(1)+	Global Requirements Agreement No. MSL 183G dated as of July 30, 1997 by and between MSL and Iomega Corporation.
10.17(1)+	Supply Agreement dated as of November 27, 1999 by and between MSL and Palm Computing, Inc.
10.18(1)+	Manufacturing Services Agreement dated as of June 1, 1999 by and between Hewlett-Packard Singapore Pte Ltd. and Manufacturers’ Services Singapore Pte Ltd
10.19(1)	2000 Cash Incentive Compensation Plan.
10.20(4)+	Supply Agreement dated as of September 26, 2000 between Manufacturers’ Services Salt Lake City Operations, Inc. and 3Com Corporation.
10.21(4)+	Lease dated as of September 26, 2000 by and between 3Com Corporation and Manufacturers’ Services Salt Lake City Operations, Inc.
10.22(4)	2000 Non-employee Director Stock Option Plan, as amended.
10.23(4)	2000 Non-qualified Stock Option Plan.
10.24(4)	Second Amended and Restated Non-qualified Stock Option Plan, as amended.
10.25(4)	2000 Equity Incentive Plan, as amended.
10.26(5)	Form of Change in Control Agreement for Kevin Melia, Robert Donahue, Albert Notini, Rodolfo Archbold, James Poor, Alan Cormier, Richard Gaynor, Francis Binder, Richard Buckingham and Sam Landol.
10.27(5)+	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and Palm, Inc., effective as of December 1, 2000.
10.28(5)	Amendment to Employment Letter dated as of September 27, 1995 between MSL and Rodolfo Archbold.
10.29(5)+	First Amendment to Supply Agreement between Manufacturers Services Salt Lake City Operations, Inc. and 3Com Corporation, effective as of January 15, 2001.
10.30(6)	2000 Equity Incentive Plan, as amended.
10.31(6)	2000 Employee Stock Purchase Plan, as amended.
10.32(6)	2000 Non-Qualified Stock Option Plan, as amended.
10.33(7)	Amendment to Supply Agreement between Manufacturers Services Salt Lake City Operations, Inc. and 3Com Corporation effective as of September 14, 2001.
10.34(8)+	Amendment to the Outsourcing Agreement dated as of June 1, 1998 by and between International Business Machines Corporation and Manufacturers’ Services Western US Operations, Inc.
10.35(8)	Severance Agreement effective March 29, 2002 by and between MSL and Robert E. Donahue.
10.36(8)	Employment Agreement dated as of January 2, 2002 by and between MSL and Kevin C. Melia.
10.37(8)	Employment Agreement dated as of January 31, 2002 by and between MSL and Albert A. Notini.
10.38(8)	Employment Agreement dated as of December 19, 2002 by and between MSL and Robert C. Bradshaw.
10.39(8)	Employment Agreement dated as of January 30, 2002 by and between MSL and Santosh Rao.
10.40(8)	Form of Change in Control Agreement for Santosh Rao, Bruce Leasure, Dewayne Rideout.
10.41(10)	Severance Agreement effective March 29, 2002 by and between Manufacturers’ Services Limited and Rodolfo Archbold.
10.42	Severance Agreement effective March 29, 2002 by and between Manufacturers’ Services Limited and James N. Poor.
10.43	2000 Equity Incentive Plan, as amended on May 15, 2002.
10.44	2000 Employee Stock Purchase Plan, as amended on May 15, 2002.
10.45	2000 Non-Employee Director Stock Option Plan, as amended on May 15, 2002
99.1	Certification

+                                         Confidential treatment requested as to certain portions which portions have been filed separately with the Securities and Exchange Commission.

(1)                                  Filed as an Exhibit to the Registrant’s Registration Statement on Form S–1, as amended (File No. 333–96227), filed on February 4, 2000

(2)                                  Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on October 11, 2000

(3)                                  Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on December 5, 2000

(4)                                  Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2000

(5)                                  Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on April 2, 2001

(6)                                  Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001

(7)                                  Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2001

(8)                                  Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on March 29, 2002.

(9)                                  Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on March 18.

(10)                            Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2002

(11)                            Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on June 28, 2002.

(b)           Reports on Form 8-K

On April 30, 2002, the Company filed a report on Form 8-K furnishing information under Item 5, Other Events, relating to the Company’s press release announcing first quarter operating results.

On June 28, 2002, the Company filed a report on Form 8-K furnishing information under Item 5, Other Events, relating to the Company’s new Credit Agreement with Bank of America, N.A. and certain other financial institutions named therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANUFACTURERS’ SERVICES LIMITED
(Registrant)

Date: August 14, 2002

By:	/s/ Albert A. Notini
Albert A. Notini
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Richard J. Gaynor
Richard J. Gaynor
Vice President and
Corporate Controller
(Principal Accounting Officer)