Form 10-Q
period 2002-09-29
MANUFACTURERS SERVICES LTD
filed 2002-11-13
CIK 940298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 29, 2002

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

At November 7, 2002, there were 33,058,699 shares of Common Stock, $0.001 par value, outstanding.

MANUFACTURERS’ SERVICES LIMITED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MANUFACTURERS’ SERVICES LIMITED

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	September 29, 2002	December 31, 2001
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$43,396	$30,906
Accounts receivable, less allowance for doubtful accounts of $2,556 and $11,440 at September 29, 2002 and December 31, 2001, respectively	107,765	172,822
Note receivable, net of allowance of $4,049 at September 29, 2002	7,831	—
Inventories	97,517	126,328
Prepaid expenses and other current assets	22,461	27,860
Total current assets	278,970	357,916

Property and equipment, net	35,016	52,681
Goodwill, net	8,354	8,241
Other intangible assets, net	—	3,706
Other assets	10,781	14,276
Total assets	$333,121	$436,820

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligations	$5,225	$6,477
Accounts payable	125,649	150,216
Accrued expenses and other current liabilities	42,174	49,224
Total current liabilities	173,048	205,917

Long-term debt and capital lease obligations	18,018	114,083
Other liabilities	3,732	3,114
Total liabilities	194,798	323,114

Commitments and contingencies (Note 14)

Convertible preferred stock, 830,000 shares authorized; 830,000 and 0 shares issued and outstanding at September 29, 2002 and December 31, 2001, respectively (liquidation value of $51 per share at September 29, 2002)	36,258	—

Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, $0.001 par value; 150,000,000 shares authorized; 34,211,195 shares issued and 32,659,975 outstanding at September 29, 2002 and 33,829,127 shares issued and 32,277,907 outstanding at December 31, 2001	34	34
Additional paid in capital	264,013	264,359
Accumulated deficit	(144,915)	(129,536)
Accumulated other comprehensive loss	(10,320)	(14,404)
Treasury stock, at cost; 1,551,220 shares at September 29, 2002 and December 31, 2001	(6,747)	(6,747)
Total stockholders’ equity	102,065	113,706
Total liabilities, convertible preferred stock and stockholders’ equity	$333,121	$436,820

See accompanying notes to the interim consolidated financial statements.

MANUFACTURERS’ SERVICES LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended		Nine months ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

Net sales	$201,593	$318,247	$644,790	$1,250,460
Cost of goods sold	184,452	294,419	586,558	1,160,279

Gross profit	17,141	23,828	58,232	90,181

Operating expenses:
Selling, general and administrative	15,510	25,161	46,535	68,495
Amortization of goodwill and intangibles	—	2,133	3,706	6,362
Restructurings and asset writedowns	9,763	66,757	14,651	79,699
Other operating income	—	—	(800)	—

Operating loss	(8,132)	(70,223)	(5,860)	(64,375)
Interest expense, net	(1,059)	(4,816)	(6,196)	(16,366)
Change in fair value of derivatives	1,260	—	2,170	—
Foreign exchange gain (loss)	(21)	(129)	35	63
Other income	—	11,255	—	11,255

Loss before provision for income taxes and extraordinary loss	(7,952)	(63,913)	(9,851)	(69,423)
Provision for income taxes	480	586	1,498	1,622

Loss before extraordinary loss	(8,432)	(64,499)	(11,349)	(71,045)
Extraordinary loss	—	—	(4,031)	—

Net loss	$(8,432)	$(64,499)	$(15,380)	$(71,045)

Net loss applicable to common stockholders	$(9,150)	$(64,499)	$(17,101)	$(71,045)

Basic loss per share:
Loss before extraordinary loss	$(0.28)	$(1.92)	$(0.40)	$(2.12)
Extraordinary loss		—	(0.12)	—
Net loss applicable to common stockholders	$(0.28)	$(1.92)	$(0.52)	$(2.12)
Weighted average shares outstanding	32,584	33,647	32,474	33,548

Diluted loss per share:
Loss before extraordinary loss	$(0.28)	$(1.92)	$(0.40)	$(2.12)
Extraordinary loss		—	(0.12)	—
Net loss applicable to common stockholders	$(0.28)	$(1.92)	$(0.52)	$(2.12)
Weighted average shares outstanding	32,584	33,647	32,474	33,548

See accompanying notes to the interim consolidated financial statements.

MANUFACTURERS’ SERVICES LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(IN THOUSANDS)

	Nine Months Ended
	September 29, 2002	September 30, 2001

CASH FLOWS RELATING TO OPERATING ACTIVITIES:
Net loss	$(15,380)	$(71,045)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,763	27,289
Amortization of capitalized finance fees	2,135	1,983
Write-off of capitalized bank fees	4,031	—
Change in fair value of derivatives	(2,170)	—
Additions to allowance for doubtful accounts	402	10,753
Non cash charge for equity awards	476	779
Foreign exchange loss	(53)	538
Deferred taxes	453	(1,391)
Write down on disposal and impairment of capitalized assets	6,710	59,402
Gain on stock return by customer	—	(6,747)
Changes in operating assets and liabilities:
Accounts receivable	66,898	141,971
Inventories	34,588	194,537
Prepaid expenses and other assets	122	9,311
Accounts payable	(27,754)	(294,646)
Accrued expenses and other liabilities	(8,685)	(395)
Net cash provided by operating activities	79,536	72,339

CASH FLOWS RELATING TO INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(5,250)	—
Purchase of intangible assets	—	(1,393)
Proceeds from sale of fixed assets	4,025	226
Purchases of property and equipment	(2,648)	(13,261)
Cost of internal use software	(353)	(1,262)
Net cash used in investing activities	(4,226)	(15,650)

CASH FLOWS RELATING TO FINANCING ACTIVITIES:
Proceeds from issuance of convertible preferred stock and warrants, net of issuance costs	37,720	—
Proceeds from long term debt	9,189	—
Net proceeds from new credit facilities	9,421	—
Net payments on previous revolving line-of-credit	(111,811)	(40,800)
Repayments of long-term debt and capital lease obligations	(5,620)	(5,671)
Debt issuance and amendment costs	(4,605)	(373)
Proceeds from exercise of stock options	795	193
Proceeds from employee stock purchase plan	586	2,140
Net cash used in financing activities	(64,325)	(44,511)
Effect of foreign exchange rates on cash	1,505	(792)

Net increase in cash	12,490	11,386
Cash and cash equivalents at beginning of period	$30,906	$10,388
Cash and cash equivalents at end of period	$43,396	$21,774

See accompanying notes to the interim consolidated financial statements.

MANUFACTURERS’ SERVICES LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

In response to the economic downturn experienced in 2001 and 2002 and the related weakening in demand from customers, the Company evaluated its worldwide workforce and manufacturing capacity and realigned its cost structure (Note 9) with the lower demand requirements and its ongoing capital and liquidity requirements.  In June 2002, the Company entered into a new three year $110,500 credit facility consisting of a $100,000 senior secured revolving credit facility and a $10,500 three year term loan (the “2002 Credit Agreement”).  In August 2002, the 2002 Credit Agreement was amended to increase the senior secured revolving credit facility to $120,000 in connection with the final syndication of the facility.  Borrowings under the 2002 Credit Agreement are determined by a borrowing base calculation derived from accounts receivable and inventory from its US operations.  Borrowing under the 2002 Credit Agreement could be limited by the following factors:

•                    revenue reductions from decreased customer demand or lost customers causing lower borrowing assets, particularly accounts receivable,

•                    a lower percentage of business conducted in the US and Mexico,

•                    deterioration in the value of the assets comprising the borrowing base, or

•                    failure to comply with the Credit Agreement’s covenants

At September 29, 2002, the Company was in compliance with all covenants under the 2002 Credit Agreement..

2.             RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Exit or Disposal Activities”.  SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002.  The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146.  The effect-on-adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.  The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated balance sheet or statement of operations.

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

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS 144 supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business”. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 31, 2001, and has been adopted by the Company, as required, on January 1, 2002. The adoption of SFAS No. 144 had no impact on the Company’s financial statements.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”.  The Company has adopted SFAS 142 as of January 1, 2002. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually.  With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets.  The new statement also required the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle.  The Company completed the transitional impairment test during the second quarter of 2002 and determined that no impairment existed as of the date of adoption.

 In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” to be effective for all fiscal years beginning after June 15, 2002, with early adoption permitted.  SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company will adopt SFAS No. 143 in fiscal 2003. The Company does not believe the adoption of SFAS No. 143 will have a material impact on the Company’s financial position, results of operations or cash flows.

3.                                       INVENTORY

Inventories are comprised of the following:

	September 29, 2002	December 31, 2001
Raw materials and purchased inventory	$82,271	$107,399
Work-in-process.	12,188	14,543
Finished goods	3,058	4,386
	$97,517	$126,328

4.             BUSINESS SEGMENT INFORMATION

The Company’s operations comprise a single line of business, providing electronics design and manufacturing services. Information about the Company’s operations in different geographic regions is presented in the table below:

	Three Months Ended		Nine Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Net sales
North America - Corporate	$—	$—	$—	$—
- Operations	133,456	228,007	440,534	925,212
Europe	61,673	82,796	178,661	276,118
Asia	6,464	7,444	25,595	49,130
	$201,593	$318,247	$644,790	$1,250,460

Operating income (loss)
North America - Corporate	$(373)	$(6,965)	$(7,901)	$(21,388)
- Operations	(3,499)	(60,905)	11,215	(29,421)
Europe	1,955	3,073	4,581	7,295
Asia	(6,215)	(5,426)	(13,755)	(20,859)
	$(8,132)	$(70,223)	$(5,860)	$(64,375)

		September 29, 2002	December 31, 2001
Identifiable Assets
North America	- Corporate	$34,620	$15,027
	- Operations	159,344	248,977
Europe		124,415	134,308
Asia		14,742	38,508
		$333,121	$436,820

5.             CREDIT FACILITIES

On June 20, 2002 the Company replaced its existing Credit Agreement with a $110,500 credit facility consisting of a $100,000 senior secured revolving credit facility and a $10,500 three-year term loan (the “2002 Credit Agreement”).  On August 21, 2002, the 2002 Credit Agreement was amended to increase the senior secured revolving credit facility to $120,000 in connection with the final syndication of the facility.  The 2002 Credit Agreement has a final maturity date of June 20, 2005 and is secured by substantially all domestic assets and a pledge of 65% of the shares of foreign subsidiaries.  Restrictive covenants for the 2002 Credit Agreement include restrictions on leverage ratios as well as covenants requiring minimum net worth, EBITDA and fixed charge coverage ratios.  A weekly borrowing base is determined based upon domestic receivables and domestic inventory.  The three-year term loan has a regular quarterly amortizing payment of $333 payable on the first business day of each quarter, with the remaining outstanding balance due at maturity.

The 2002 Credit Agreement includes participation by certain affiliates of Credit Suisse First Boston Corporation (“CSFB”), the Company’s major shareholder, holding approximately 49% of the Company’s outstanding common stock.  These affiliates were part of the syndicated lending group and have committed to lend up to $10,000 of the overall 2002 Credit Agreement.

In connection with the replacement of the previous credit facility, an extraordinary loss of $4,031 was recorded in the second quarter of 2002, net of a $0 tax benefit.  This extraordinary loss related to the write-off of deferred financing costs under the previous credit facility.  The Company capitalized $4,352 of debt issuance costs incurred in connection with the 2002 Credit Agreement, $625 of which was paid to certain affiliates of CSFB.  The total capitalized costs will be amortized over a three-year period on a straight-line basis, representing approximately $360 per quarter in non-cash charges.

Borrowings under the revolving credit facility are limited to the sum of 85% of all eligible accounts receivable of the U.S. and Mexico subsidiaries of the Company and 85% of the orderly liquidation value of the eligible inventory of the U.S. domestic subsidiaries.  The revolving credit facility provides for an annual commitment fee of 0.50% on the unused portion of the revolving credit facility, payable quarterly in arrears.  The cost of borrowing under the revolving credit facility is either the base rate (the bank’s prime rate) or LIBOR, plus the applicable spread costs.  The Company has the option of choosing either the base rate or LIBOR.  In the first year the spread cost is fixed for base rate and LIBOR loans.  The spread on the base rate loans is 1.75% over the base rate and the spread on the LIBOR loans is the chosen LIBOR period rate plus 3.25%.  In the second and third years the spreads will reset quarterly based on the average net availability of borrowings for the preceding quarter.  The spread on the base rate loans will be between 1.25% and 2.25% and the spread on the LIBOR loans will be between 2.5% and 3.5%.  The interest rate under the term note is equal to the sum of the Cash Interest Rate (which is the greater of (i) the base rate in effect plus 6.0% or (ii) 11.0%) plus the Deferred Interest Rate (which is equal to 3.0%).  The interest rate on the term loan at September 29, 2002 was 14.0%.

The 2002 Credit Facility requires the Company to obtain within 180 days of the closing (and maintain at all times), interest rate hedging agreements covering a notional amount of not less than $10,000 of the revolving credit facility, provided, that upon the request of the administrative agent, the Company must increase the amount covered by the hedge agreements up to an aggregate amount equal to 25% of the aggregate outstanding balance of the revolving loans at such time.  However, in no event shall the aggregate amount covered by such hedge agreements at any time exceed $20,000.  The Company had not entered into any interest rate hedge agreements at September 29, 2002.

On June 26, 2002 the Company entered into a ten-year mortgage loan of 10,000 Euros in Valencia, Spain.  The loan is secured by the property and buildings of Global Manufacturers’ Services Valencia, S.A., the Company’s Spanish subsidiary, and has a monthly amortizing repayment schedule.  The cost of borrowing under the mortgage is three-month Euro LIBOR plus 0.85%.

On June 28, 2002 the Company entered into a 3,000 Euro revolving credit facility in Valencia, Spain.  The credit agreement has a final maturity of June 26, 2003 and is secured by named receivables of Global Manufacturers’ Services Valencia, S.A.  The cost of borrowing under the credit facility is variable spread starting at 0.49% over the Madrid Interbank Market rate.

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

A portion of the total consideration received was allocated to the warrants based on their fair value of $3,189 and the residual proceeds were allocated to the preferred stock.  The resulting initial preferred stock balance will be accreted to the liquidation value of $50 per convertible preferred share, subject to certain adjustments over the life of the preferred stock.  The discount on the preferred stock resulting from allocation of proceeds to the warrants will be accreted, using the interest method, through the scheduled maturity date and will be recorded as a charge against additional paid in capital.  In the event the Company elects to call the preferred stock in advance of the maturity date, accretion of the remaining discount will occur.  All such amounts for accretion are deducted from the net income available to common stockholders, for purposes of basic earnings per share calculations.

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

On September 30, 2002, the Company paid a dividend on the preferred stock by issuing 382,351 shares of its common stock at a market value of $2.70 per share.  The number of shares to be issued was calculated based upon a per share price of $3.13.  This dividend covered the period of accrued interest from March through September 2002.

7.             EARNINGS PER SHARE

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income (loss) per share as required by SFAS 128:

	Three Months Ended		Nine Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Numerator - basic and diluted earnings per share:
Loss before extraordinary loss	$(8,432)	$(64,499)	$(11,349)	$(71,045)
Dividends on convertible preferred stock	(396)	—	(1,032)	—
Accretion of convertible preferred stock	(322)	—	(689)	—
Loss available to common stockholders before extraordinary loss	(9,150)	(64,499)	(13,070)	(71,045)
Extraordinary loss	—	—	(4,031)	—
Net loss available to common stockholders	$(9,150)	$(64,499)	$(17,101)	$(71,045)

Denominator:
Basic and diluted weighted average shares outstanding	32,584	33,647	32,474	33,548
Basic and diluted loss per share	$(0.28)	$(1.92)	$(0.52)	$(2.12)

For the three and nine months ended September 29, 2002, 8,681 anti-dilutive option and warrant shares, and for the three and nine months ended September 30, 2001, 5,353 anti-dilutive option and warrant shares, have been excluded from the calculation of dilutive EPS as the Company had a net loss available to common stockholders for these periods.  The effect of the if-converted method for the 5.25% Convertible Preferred Stock is antidilutive and approximately 6,831 of potential common shares have not been considered in computing diluted earnings per share for the three and nine-month periods ended September 29, 2002.

8.             COMPREHENSIVE LOSS

The following table illustrates the components of comprehensive loss as required by SFAS 130:

	Three Months Ended		Nine Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Net loss	$(8,432)	$(64,499)	$(15,380)	$(71,045)
Other comprehensive loss
Foreign currency translation adjustments	30	3,066	4,084	(1,102)

Comprehensive loss	$(8,402)	$(61,433)	$(11,296)	$(72,147)

9.             RESTRUCTURING AND OTHER ASSET WRITEDOWNS

In the third quarter of 2002, in response to the continued slowdown in the Electronics Manufacturing Services (“EMS”) industry and economy worldwide, the Company recorded restructuring and asset writedown charges of $9,763, primarily related to closing its facility in Mt. Prospect, Illinois and restructuring of certain manufacturing space in Singapore.  The total cost is comprised of severance of $3,696 related to the termination of approximately 313 manufacturing and managerial employees, asset write downs of $2,107 and lease termination and facility costs of $3,960.  This plan is expected to be complete by the end of the second quarter of 2003, except for lease payments in Singapore which may continue until the lease expires in 2010.

In the second quarter of 2002, the Company recorded a gain of $569 from the sale of its Salt Lake City building.  An impairment charge for the building was previously recorded as part of a restructuring charge taken in the third quarter of 2001 when the Company wrote down the building to its estimated fair market value.

In the first quarter of 2002, the Company approved a plan to restructure certain operations, primarily related to closing its facility in China and a workforce reduction at its corporate headquarters.  The China facility ceased operations during the third quarter of 2002.  The total charge recorded for this plan was $5,457, which was comprised of asset write downs of $3,069, lease termination costs of $548 and severance of $1,840 related to the reduction of 371 manufacturing and 24 managerial employees.  This plan is expected to be substantially complete by the end of the fourth quarter of 2002.

During the first nine months of 2001, the Company implemented various restructuring plans throughout its organization to align its cost structure with its reduced revenue stream as a result of the severe economic downturn in the EMS industry.  These restructuring activities included closing the Company’s Salt Lake City facility and reducing its operations in Asia, Spain, Ireland and certain United States locations.  The total restructuring charge through September 30, 2001 of $79,699 consisted of asset write-downs of $59,402, employee severance of $15,897 and lease termination and facility costs of  $4,400.

The following table sets forth the activity in the restructuring reserves through September 29, 2002:

Balance at December 31, 2001	$12,521
Restructuring provision	5,457
Asset write downs	(3,069)
Cash payments	(6,659)
Balance at March 31, 2002	8,250
Cash payments	(2,394)
Balance at June 30, 2002	5,856
Restructuring provision	9,763
Asset write downs	(2,107)
Cash payments	(1,797)
Balance at September 29, 2002	$11,175

Reserves remaining at September 29, 2002 represent liabilities for severance and lease termination payments and are expected to be substantially paid by June 30, 2003, except for certain lease payments that may continue through 2010.

10.           OTHER OPERATING INCOME

During the first quarter of 2002, the Company received a $1,100 fee related to costs incurred in pursuing an unsuccessful acquisition opportunity in the fourth quarter of 2001.  This amount was netted against $300 of expenses incurred in the first quarter related to this acquisition opportunity.

11.           GOODWILL AND OTHER INTANGIBLE ASSETS

As described in Note 2, the Company adopted SFAS 142 on January 1, 2002.  SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually.  As a result, the Company ceased all goodwill amortization and did not recognize approximately $273 and $820 of goodwill amortization expense that would have been recognized in the three and nine months ended September 29, 2002, respectively, under the previous accounting standard.

The new statement also requires the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle.  The Company completed the transitional impairment test during the second quarter of 2002 and determined that no impairment existed as of the date of adoption. The Company is also required to perform goodwill impairment tests on an annual basis, which it did as of July 1, 2002, and determined that no impairment existed.  Future annual goodwill impairment tests may result in a charge to earnings.

The following table gives effect to the adoption of SFAS 142 as if the provisions had been adopted as of January 1, 2001.  The net loss for the three and nine month periods ended September 29, 2002 are presented for comparison purposes as the effect of adoption is reflected in the Company’s actual results of operations for these periods.

	Three Months ended		Nine months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
NET LOSS

Reported net loss	$(8,432)	$(64,499)	$(15,380)	$(71,045)
Add back: goodwill amortization after tax	—	257	—	771
Adjusted net loss	$(8,432)	$(64,242)	$(15,380)	$(70,274)

BASIC EARNINGS PER SHARE

Reported net loss per share	$(0.28)	$(1.92)	$(0.52)	$(2.12)
Goodwill amortization after tax	—	.01	—	0.02
Adjusted net loss per share	$(0.28)	$(1.91)	$(0.52)	$(2.10)

DILUTED EARNINGS PER SHARE

Reported net loss per share	$(0.28)	$(1.92)	$(0.52)	$(2.12)
Goodwill amortization after tax	—	.01	—	0.02
Adjusted net loss per share	$(0.28)	$(1.91)	$(0.52)	$(2.10)

Changes in the net carrying amount of goodwill for the nine months ended September 29, 2002 were as follows:

Balance at December 31, 2001	$8,241
Foreign currency translation adjustment	113

Balance at September 29, 2002	$8,354

Other intangible assets amounted to $0 (net of accumulated amortization of $6,949) and $3,706 (net of accumulated amortization of $3,243) at September 29, 2002 and December 31, 2001, respectively.  Amortization expense of other intangibles was $0 and $3,706 for the three months and nine months ended September 29, 2002 and $1,859 and $5,542 for the three and nine months ended September 30, 2001, respectively.  The other intangible assets related to the Company’s asset acquisition from 3Com in September 2000, consisted mainly of customer relationships.  These assets were amortized on a straight-line basis over the term of the Company’s supply agreement with 3Com, which expired on June 30, 2002.

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

As of September 29, 2002, the Company has calculated the fair value of the warrants at $1,019, a decrease of $1,260 from its value at June 30, 2002 and a decrease of $2,170 from its initial value of $3,189 in March 2002.  This gain on the change in fair value of the warrants is included as non-operating income.  The fair value of the change in control derivative is not material.

13.           ACQUISITIONS

On July 1, 2002, the Company acquired all of the capital stock and certain assets of Lexmark Electronics S.A. de C.V., a subsidiary of Lexmark International, Inc. located in Reynosa, Mexico, that provides printed circuit board assemblies for laser printers, for approximately $6,002 in cash and assumed liabilities. Included in the purchase price is $3,200 of inventory that the Company had agreed to purchase within 60 days after the closing.  The acquired assets consist of cash of $752, manufacturing assets and working capital related to the operations, while the liabilities consist of accounts payable and accrued liabilities. The transaction was accounted for as a purchase of a business, and the purchase price was allocated to the assets and liabilities based upon their relative fair values at the date of acquisition.  The excess of the fair value of assets acquired over the purchase price was allocated to the acquired fixed assets, which reduced their recorded fair values.  As part of the transaction, the Company retained approximately 230 facility employees, entered into a lease for a 156,000 square foot manufacturing facility in Reynosa and entered into an eighteen-month supply agreement to provide printed circuit board assemblies to Lexmark.

14.           CONTINGENCIES

On July 24, 2002, the Company entered into a settlement agreement with a customer that had been disputing its obligation to pay $21,560 to the Company.  The agreement settles the disputed outstanding accounts receivable, inventory and accounts payable between the two parties.  The Company had established reserves against these current assets of $10,523, for a net exposure from the customer of $11,037.  As part of the total settlement amount of $15,087, the Company received an immediate payment of $1,509, a secured promissory note in the amount of $13,578 with interest accruing at 7% per year, and an agreement to complete the purchase of an additional $2,600 of inventory as part of ongoing orders, which the customer did subsequently purchase.  The promissory note is secured by restricted shares (until January 2004) held by the customer in a Taiwan-based publicly listed company.   Payment on the note will be received weekly at $170 per week, ending in January 2004.   In addition, the customer is paying the accrued interest amounts on a monthly basis.  The balance on the promissory note at September 29, 2002 is $11,880 and the Company has established a reserve of $4,049 against this balance.

While the Company believes the customer currently has sufficient unencumbered assets to satisfy the agreed settlement amounts, the customer’s ability to pay, or the timing within which the customer will pay the Company, could be adversely impacted by a weakening in the customer’s overall financial performance. Therefore, the Company will not adjust the reserves provided until such time that the Company receives the remaining net exposure amount of $7,831.  The customer has not missed any of the scheduled weekly principal payments or monthly interest payments.

ITEM 2.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “the Company”, “MSL”, “we”, “our”, or “us” mean Manufacturers Services Limited together with its subsidiaries, except where the context otherwise requires. This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what we “believe,” “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The factors described under “Risk Factors” below are among the factors that could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements.

All forward-looking statements included in this Report on Form 10-Q are made only as of the date of this Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change.  However, while we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so.  The forward looking information contained in this report should not be relied upon as representing our views as of any date subsequent to the date of this report.

OVERVIEW

We are a leading global provider of advanced electronics manufacturing and supply chain services to original equipment manufacturers (OEMs). Our customers include leading OEMs who have chosen outsourcing as a core manufacturing strategy. We have developed relationships with OEMs in a diverse range of industries, including computer systems and peripherals, industrial equipment, communications and networking, consumer electronics, commercial avionics and medical devices. By efficiently and aggressively managing our business, costs and asset base, we are able to offer our customers an outsourcing solution that represents a lower total cost of ownership than that typically provided by their internal operations. We seek to differentiate ourselves by providing advanced manufacturing methodologies, capabilities, fulfillment solutions and exceptional customer focus and by integrating our services into our customers’ operations.

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

We have established a global network consisting of 13 manufacturing, design and fulfillment facilities in the world’s major electronics markets–North America, Europe and Asia–to serve the increasing outsourcing needs of both multinational and regional OEMs. Our manufacturing facilities are strategically located near our customers and their end-markets, which benefits our customers by reducing the time required to get their products to market and by increasing their flexibility to respond quickly to changing market conditions. We believe that the combination of our services and our global manufacturing network has enabled us to become an integral part of our customers’ product development and manufacturing strategies.

From our founding in 1994 until 2000, we experienced growth driven primarily by acquisitions of existing OEM manufacturing facilities and by the increasing number of OEMs who are outsourcing their manufacturing requirements. During the past two years, we have closed certain facilities and reduced our workforce to reflect our reduced revenue stream resulting from adverse economic conditions.  Despite this recent downsizing, we intend to grow in the future by actively pursuing strategic acquisitions and by benefiting from expected increases in OEMs that outsource their manufacturing requirements.

We work closely with our customers to anticipate and forecast their future volume of orders and delivery dates. We derive most of our net sales under purchase orders from our customers. We recognize sales, net of product return and warranty costs, typically at the time of product shipment or as services are rendered. Our cost of goods sold usually includes the cost of components and materials, labor costs and manufacturing overhead.  Under some contracts our customers will own the components and consign the inventory to us.  In these situations, we recognize revenue (and related cost of sales) only on the labor and overhead used to assemble the product.  The procurement of raw materials and components requires us to commit significant working capital to our operations and to manage the purchasing, receiving, inspection and stocking of these items. Our typical customer contract contains provisions which specify that we may recover from the customer inventory costs and material acquisition costs for raw material which becomes excess or obsolete due to customer reschedules, cancellations or product changes.

Our operating results are affected by the level of capacity utilization in our manufacturing facilities, indirect labor costs and selling, general and administrative expenses. Gross margins and operating income generally improve during periods of high-volume and high-capacity utilization in our manufacturing facilities and decline during periods of low-volume and low-capacity utilization. However, certain of our customer contracts contain guarantee minimum commitments, requiring the customer to either purchase certain contractual minimum quantities or pay for amounts in deficit of the minimum purchase commitment.  Such contracts have helped offset the negative impact of low-capacity utilization on gross margins and operating income.  One such contract with 3Com, which expired as of June 30, 2002, had contributed $21.5 million in revenue during the first six months of 2002.

Our business strategy includes the expansion of our global manufacturing network. For the nine months ended September 29, 2002, approximately 77% of our net sales worldwide were denominated in US dollars, while our labor and utility costs in facilities outside of the United States are denominated in local currencies. Foreign currency gains and losses are the result of transacting business in a currency that is different from the functional currency of our operating entity and the movements in those currencies between the time a transaction is recorded for financial reporting purposes and the time payment is made or received. We currently use forward foreign exchange contracts on a limited basis to minimize our foreign currency risk but not for trading or speculative purposes. We expect to continue to utilize forward foreign exchange contracts only to the extent that these contracts minimize exposure and reduce risk from exchange rate fluctuations on specific underlying transactions that create foreign currency exchange rate risk for us. Any increase or decrease in our use of derivative financial instruments will likely be as a result of these contracts.

On July 24, 2002, we entered into a settlement agreement with a customer that had been disputing its obligation to pay $21.5 million to us.  The agreement settles the disputed outstanding accounts receivable, inventory and accounts payable between the two parties.  We had established reserves against these current assets of $10.5 million, for a net exposure from the customer of $11.0 million.  As part of the total settlement amount of $15.1 million, we received an immediate payment of $1.5 million, a secured promissory note in the amount of $13.6 million with interest accruing at 7% per year, and an agreement to complete the purchase of an additional $2.6 million of inventory as part of ongoing orders, which the customer did subsequently purchase.  The promissory note is secured by restricted shares (until January 2004) held by the customer in a Taiwan-based  publicly listed company.   Payment on the note will be received weekly at $0.2 million per week, ending in January 2004.   In addition, the customer is paying the accrued interest amounts on a monthly basis.  The balance on the promissory note at September 29, 2002 is $11.9 million and we have established a reserve of $4.0 million against this balance.  While we believe the customer currently has sufficient unencumbered assets to satisfy the agreed settlement amounts, the customer’s ability to pay, or the timing within which the customer will pay us, could be adversely impacted by a weakening in the customer’s overall financial performance. Therefore, we will not adjust the reserves provided until such time that we receive the remaining net exposure amount of $7.8 million.  The customer has not missed any of the scheduled weekly principal or monthly interest payments.

ACQUISITIONS

On July 1, 2002, we acquired all of the capital stock and certain assets of Lexmark Electronics S.A. de C.V., a subsidiary of Lexmark International, Inc. located in Reynosa, Mexico, that provides printed circuit board assemblies for laser printers, for approximately $6.0 million in cash and assumed liabilities.  Included in the purchase price is $3.2 million of inventory that we agreed to purchase within 60 days after the closing date.  The acquired assets consist of cash of $0.8 million, manufacturing assets and working capital related to the operations, while the liabilities consist of accounts payable and accrued liabilities.  The transaction was accounted for as a purchase of a business, and the purchase price was allocated to the assets and liabilities based upon their relative fair values at the date of acquisition.  The excess of the fair value of assets acquired over the purchase price was allocated to the acquired fixed assets, which reduced their recorded fair values.  As part of the transaction, we retained approximately 230 facility employees, entered into a lease for a 156,000 square foot manufacturing facility in Reynosa and entered into an eighteen-month supply agreement to provide printed circuit board assemblies to Lexmark.

RESTUCTURING AND OTHER ASSET WRITEDOWNS

In the third quarter of 2002, in response to the continued slowdown in the EMS industry and economy worldwide, we recorded restructuring and asset writedown charges of $9.8 million, primarily related to closing our facility in Mt. Prospect, Illinois and restructuring of certain manufacturing space in Singapore.  For the nine months ended September 29, 2002, the Mt Prospect facility generated net sales of $95.4 million (principally from 3 customers) and net income of $10.7 million.  However, the net income amount included approximately $21.5 million in additional revenue from a guaranteed minimum contract with 3Com that expired on June 30, 2002.  We have disengaged from activities with 3Com as of September 29, 2002, and all other customers have been transferred to other facilities.  The total restructuring charge is comprised of severance of $3.7 million related to the termination of approximately 313 manufacturing and managerial employees, asset write downs of $2.1 million and lease termination and facility costs of $4.0 million.  This plan is expected to be complete by the end of the second quarter of 2003, except for lease payments in Singapore which may continue until the lease expires in 2010, and we estimate annual cost savings of approximately $23 million from these restructuring activities.

In the second quarter of 2002, we recorded a gain of $0.6 million from the sale of our Salt Lake City building.  An impairment charge for the building was previously recorded as part of a restructuring charge taken in the third quarter of 2001 when we wrote down the building to its estimated fair market value.

In the first quarter of 2002, we approved a plan to restructure certain operations, primarily related to closing our facility in China and a workforce reduction at our corporate headquarters.  The China facility ceased operations during the third quarter of 2002.  The total charge recorded for this plan was $5.5 million, which was comprised of asset write downs of $3.1 million, lease termination costs of $0.6 million and severance of $1.8 million related to the reduction of 371 manufacturing and 24 managerial employees.  This plan is expected to be substantially complete by the end of the fourth quarter of 2002.

During the first nine months of 2001, we implemented various restructuring plans throughout our organization to align our cost structure with our reduced revenue stream as a result of the severe economic downturn in the EMS industry.  These restructuring activities included closing our Salt Lake City facility and reducing operations in Asia, Spain, Ireland and certain United States locations.  The total restructuring charge for the nine months ended September 30, 2001 of $79.7 million consisted of asset write-downs of $59.4 million, employee severance of $15.9 million and lease termination and facility costs of  $4.4 million.

The following table sets forth the activity in the restructuring reserves through September 29, 2002 (dollars in thousands):

Balance at December 31, 2001	$12,521
Restructuring provision	5,457
Asset write downs	(3,069)
Cash payments	(6,659)
Balance at March 31, 2002	8,250
Cash payments	(2,394)
Balance at June 30, 2002	5,856
Restructuring provision	9,763
Asset write downs	(2,107)
Cash payments	(1,797)
Balance at September 29, 2002	$11,175

Reserves remaining at September 29, 2002 primarily represent liabilities for severance and lease termination payments and are expected to be substantially paid by June 30, 2003, except for certain lease payments that may continue through 2010.

We currently do not have any further plans to restructure operations.  However, if future economic conditions do not meet expectations, we may implement further restructuring plans in the future.  Such plans may include further headcount reductions, lease terminations, and disposal of underutilized manufacturing assets, as well as shutdowns or consolidations of facilities.  If we were to implement such plans, it may result in significant further restructuring costs related to severance payments and lease termination costs, as well as write downs of certain long-lived assets.

RESULTS OF OPERATIONS

The following table sets forth specified operating data, in dollars and as a percentage of net sales, for the periods indicated:

	Three Months Ending				Nine Months Ending
	September 29, 2002		September 30, 2001		September 29, 2002		September 30, 2001
	(Dollars in thousands)
Net sales	$201,593	100.0%	$318,247	100.0%	$644,790	100.0%	$1,250,460	100.0%
Cost of goods sold	184,452	91.5	294,419	92.5	586,558	91.0	1,160,279	92.8
Gross profit	17,141	8.5	23,828	7.5	58,232	9.0	90,181	7.2
Selling, general and administrative	15,510	7.7	25,161	7.9	46,535	7.2	68,495	5.5
Restructuring and asset writedown	9,763	4.8	66,757	21.0	14,651	2.3	79,699	6.4
Amortization expense	—	—	2,133	0.7	3,706	0.6	6,362	0.5
Other operating income	—	—	—	—	(800)	(0.1)	—	—

Operating loss	(8,132)	(4.0)	(70,223)	(22.1)	(5,860)	(0.9)	(64,375)	(5.1)
Interest expense, net	(1,059)	(0.5)	(4,816)	(1.5)	(6,196)	(0.9)	(16,366)	(1.3)
Gain on Change in derivatives	1,260	0.6	—	—	2,170	0.3	—	—
Other income	—	—	11,255	3.5	—	0.0	11,255	0.9
Foreign exchange gain (loss)	(21)	0.0	(129)	0.0	35	(0.0)	63	(0.0)

Loss before provision for income taxes and extraordinary loss	(7,952)	(3.9)	(63,913)	(20.1)	(9,851)	(1.5)	(69,423)	(5.6)
Provision for income taxes	480	0.2	586	0.2	1,498	0.2	1,622	0.1

Loss before extraordinary loss	(8,432)	(4.1)	(64,499)	(20.3)	(11,349)	(1.7)	(71,045)	(5.7)
Extraordinary loss	—	—	—	(4,031)	(0.7)	—	—	—

Net loss	$(8,432)	(4.1)%	$(64,499)	(20.3)%	$(15,380)	(2.4)%	$(71,045)	(5.7)%

FISCAL QUARTER ENDED SEPTEMBER 29, 2002 COMPARED TO FISCAL QUARTER ENDED SEPTEMBER 30, 2001

NET SALES

Net sales for the quarter ended September 29, 2002 decreased $116.6 million, or 37%, to $201.6 million from $318.2 million for the quarter ended September 30, 2001. The decrease mainly relates to the closing of the Salt Lake City facility in the fourth quarter of 2001, which had revenues in the third quarter of 2001 of $42.8 million, of which $20.9 million was transferred to our other manufacturing sites.  Other decreases include approximately $79.3 million from one customer (3Com) that the Company has disengaged with at the end of September 2002, and $25.5 million from two other customers due to the overall economy.  These decreases were partially offset by the addition of $9.5 million in sales during the quarter from the Company’s Mexico acquisition.

GROSS PROFIT

Gross profit increased to 8.5% of net sales for the quarter ended September 29, 2002 from 7.5% of net sales for the quarter ended September 30, 2001. This increase resulted primarily from the positive effects of our restructuring activities and cost reductions implemented throughout 2001 and 2002 which improved our gross margins through reductions in direct and temporary labor, and an increase in the direct margin percentage realized on our mix of revenue streams.   Also, in the third quarter of 2001, our inventory provision was $4.9 million compared to $1.1 million in the third quarter of 2002, mainly related to closing our Salt Lake City facility.  These increases were partially offset by the expiration in June 2002, of our take or pay contract with 3Com which had increased our gross margins in the third quarter of 2001, and a decrease in utilization of our manufacturing capacity related to the continued economic downturn experienced during 2002.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense for the quarter ended September 29, 2002 decreased to $15.5 million, or 7.7% of net sales, from $25.2 million, or 7.9% of net sales, for the quarter ended September 30, 2001.  This decrease of $9.7 million related mainly to the expense savings from the various restructuring activities the Company executed throughout 2001 and the first quarter of 2002.  The closure of the Salt Lake City facility in the fourth quarter of 2001 contributed $9.8 million to this overall decrease, of which $7.4 million related to increased bad debt reserves.  In addition, increases in bonuses and fringe benefits of $0.7 million and telecommunication expenses of  $0.4 million were partially offset by decreases in subcontracted services of $0.4 million and consulting services of $0.4 million.

AMORTIZATION EXPENSE

Amortization expense was $0 in the quarter ended September 29, 2002 compared to $2.1 million in the quarter ended September 30, 2001.  We adopted the Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.  In accordance with SFAS 142, we ceased amortizing goodwill as of January 1, 2002.  In the third quarter of 2001, we amortized $0.3 million of goodwill expense.  Also in the third quarter of 2001, we had $1.5 million of amortization of intangible assets related to our Salt Lake City facility, which were written off during the third quarter of 2001, and $0.3 million of amortization expense related to our asset acquisition from 3Com in September 2000, which related mainly to customer relationships.  These remaining assets were amortized over the term of our supply agreement with 3Com, which expired on June 30, 2002.

SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually.  The statement requires the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle.  We completed the transitional impairment test during the second quarter of 2002 and determined that no impairment existed as of the date of adoption. We are also required to perform a goodwill impairment tests on an annual basis, which we completed as of July 1, 2002, and determined that no impairment existed.  It is possible that future annual goodwill impairment tests will result in a charge to earnings.

INTEREST EXPENSE, NET

Net interest expense decreased to $1.1 million for the quarter ended September 29, 2002 from $4.8 million for the quarter ended September 30, 2001, reflecting lower average borrowings and decreasing interest rates.  We decreased the amount of our interest bearing debt from $142.3 million at September 30, 2001 to $23.2 million at September 29, 2002.

CHANGE IN FAIR VALUE OF DERIVATIVE

During the third quarter of 2002, we recorded a reduction in the fair value of our warrant derivative.  The warrant was issued as part of our preferred stock offering in the first quarter of 2002, and was originally fair valued at $3.2 million.  During the third quarter of 2002, the warrant’s fair value decreased by $1.3 million from its fair value of  $2.3 million at June 30, 2002.  The reduction in the value of this liability was recorded as a non-operating gain in the third quarter.

OTHER INCOME

During the three months ended September 30, 2001, we recorded $4.5 million in income on an insurance claim received in the quarter related to business interruption losses in 2000 and  $6.7 million in income during the same period related to 1,551,220 shares of our common stock returned from 3Com in connection with the amendment of our supply agreement with 3Com at our Mt. Prospect facility.

FOREIGN EXCHANGE TRANSACTION GAINS/LOSSES

There were no significant foreign exchange gains or losses for either of the three-month periods ended September 29, 2002 or September 30, 2001.

PROVISION FOR INCOME TAXES

Provision for income taxes was $0.5 million for the quarter ended September 29, 2002 as compared to $0.6 million for the quarter ended September 30, 2001. Our tax provisions in both quarters resulted from the mix of profits and losses experienced by us across the jurisdictions within which we operate. For the three month periods ended September 29, 2002 and September 30, 2001, pretax losses in the United States and Asia provided us with no income tax benefit because we do not believe it is more likely than not that we will be able to utilize these taxable losses in the future.  Taxable income in Spain, France, Mexico and Puerto Rico required us to record tax provisions for the three months ended September 29, 2002, while taxable income in Spain and France required us to record tax provisions for the three months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 29, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES

Net sales for the nine months ended September 29, 2002 decreased $605.7 million, or 48%, to $644.8 million from $1,250.5 million for the nine months ended September 30, 2001. The decrease mainly relates to the closing of the Salt Lake City facility in the fourth quarter of 2001, which had revenues for the nine months ended September 30, 2001 of $323.9 million, of which $121.9 million were transferred to our other manufacturing sites.  Other decreases include approximately $230.9 million from one customer, 3Com, with whom our agreement expired at the end of September 2002, $155.0 million from four customers due to the overall economy and $37.7 million from three customers whom we no longer did business with in 2002. These decreases were offset by additional revenues of $34.7 million from two customers, from which sales volumes were ramping up in 2002, and $9.5 million from the Company’s acquisition in Mexico during the third quarter of 2002.

GROSS PROFIT

Gross profit increased to 9.0% of net sales for the nine months ended September 29, 2002 from 7.2 % of net sales for the nine months ended September 30, 2001. This increase resulted primarily from the positive effects of closing down our Salt Lake City Facility in the fourth quarter of 2001, which had been operating at a 2.6% gross margin on sales of $323.9 million. The increased margin is also due to the positive effects of other restructuring activities and cost reductions implemented throughout 2001 and 2002, which improved our gross margins through reductions in labor and variable direct costs, and an increase in the direct margin percentage realized on our mix of revenue streams.  These increases were partially offset by the decrease in utilization of our manufacturing capacity related to the continued economic downturn experienced throughout 2002.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense for the nine months ended September 29, 2002 decreased to $46.5 million, or 7.2% of net sales, from $68.5 million, or 5.5% of net sales, for the nine months ended September 30, 2001.  The decrease of $22.0 million related mainly to the various restructuring activities the Company executed throughout 2001 and the first quarter of 2002.  The closure of the Salt Lake City facility in the fourth quarter of 2001 contributed $17.6 million to this overall decrease, of which $8.5 million relates to additional bad debt charges.   In addition, we had decreases in labor costs of $0.9 million from a 5-10% wage cut at all US subsidiaries in the third quarter of 2001, consulting services of  $1.5 million, primarily associated with integrating information systems in 2001, subcontracted services of $1.0 million, sales & rep commissions of $0.9 million, due to lower sales revenue, and travel expense reductions of $0.6 million.  These decreases were offset by increases in telecommunication expenses of $0.7 million and equipment rental, repair and maintenance of  $0.5 million.

AMORTIZATION EXPENSE

Amortization expense decreased to $3.7 million in the nine months ended September 29, 2002 compared to $6.4 million in the nine months ended September 30, 2001.  In the first nine months of 2001, we amortized $0.8 million of goodwill expense and $5.6 million of intangible asset amortization, $4.5 of which related to the Company’s Salt Lake City intangible assets, which were later written off in the third quarter 2001 restructuring.  Total amortization expense in the first nine months of 2002 related to the Company’s asset acquisition from 3Com in September 2000, and related mainly to customer relationships.  These assets were amortized over the term of our supply agreement with 3Com, which expired on June 30, 2002.

OTHER OPERATING INCOME

During the first nine months of 2002, the Company received a $1.1 million fee related to costs incurred in pursuing an unsuccessful acquisition opportunity in the fourth quarter of 2001.  This amount was netted against $0.3 million of expenses incurred during the period related to this acquisition opportunity.

INTEREST EXPENSE, NET

Net interest expense decreased to $6.2 million for the nine months ended September 29, 2002, from $16.4 million for the nine months ended September 30, 2001, reflecting lower average borrowings and decreased interest rates.

CHANGE IN FAIR VALUE OF DERIVATIVE

During the nine months ended September 29, 2002, we recorded a reduction in the fair value of our warrant derivative.  The warrant was issued as part of our preferred stock offering in the first quarter of 2002, and was originally fair valued at $3.2 million.  At September 29, 2002, the warrant’s fair value was $1.0 million as a result of the change in our common stock value.  The reduction in the value of this liability was recorded  as a non-operating gain.

FOREIGN EXCHANGE TRANSACTION GAINS/LOSSES

There were no significant foreign exchange gains or losses for either of the nine-month periods ended September 29, 2002 or September 30, 2001.

PROVISION FOR INCOME TAXES

Provision for income taxes was $1.5 million and $1.6 million for the nine-month periods ended September 29, 2002 and September 30, 2001, respectively.  Our tax provisions in both periods resulted from the mix of profits and losses experienced by us across the jurisdictions within which we operate. For the nine months ended September 29, 2002 and September 30, 2001, pretax losses in the United States and Asia provided us with no income tax benefit because we do not believe it is more likely than not that we will be able to utilize these taxable losses in the future.   Taxable income in Spain, France, Mexico and Puerto Rico required us to record tax provisions for the nine months ended September 29, 2002, while taxable income in Spain and France required us to record tax provisions for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At September 29, 2002, we had cash and cash equivalents of $43.4 million, total bank and other debt of $23.2 million and $45.8 million of unused borrowing capacity under our new secured revolving credit facility.  During the three and nine months ended September 29, 2002, our operations were funded by cash generated from operations.

Net cash provided by operating activities of $79.5 million for the nine months ended September 29, 2002 resulted primarily from a decrease in operating assets of $101.6 million and depreciation and amortization expenses of $17.8 million, offset in part by a decrease in operating liabilities of $36.4 million and a net loss of $15.4 million. The decrease in operating assets included a $66.9 million reduction in accounts receivable, which was a direct result of the reduction in revenue and the reclassification of approximately $20.7 million to a note receivable (see Note 14), and $34.6 million in inventory reductions, caused by the reduced volume through the manufacturing sites and better inventory management.  The decrease in operating liabilities included a $27.8 million reduction in accounts payable, which is a result of the decrease in manufacturing activities and the reclassification of  $10.2 million to a note receivable (see Note 14).  Other non-cash items include $4.0 million for the write-off of capitalized bank fees in connection with the Company’s refinancing of its credit facility during the second quarter of 2002, and write downs and loss on disposal of fixed assets of $6.7 million related mainly to the restructuring charges taken in the first and third quarters of 2002.  Net cash provided by operating activities of $72.3 million for the nine months ended September 30, 2001 resulted primarily from a decrease in operating assets of $345.8 million, depreciation and amortization of $27.3 million and non-cash charges aggregating $65.3 million offset by a net loss of $71.0 million and a decrease in operating liabilities of $295.0 million.  The most significant non-cash items included in the net loss for the nine months ended September 30, 2001 were $59.4 million of write-downs and losses on asset impairments and disposals, $10.8 million of additions to the allowance for doubtful accounts and a $6.7 million non-cash gain related to 1,551,220 shares of our common stock returned from 3Com in connection with the amendment of our supply agreement pertaining to our Mt. Prospect facility.  The decrease in operating assets included an approximately $117.0 million reduction in inventory attributable to the sale of excess inventory under the provisions of our customer contracts.  Of the $117.0 million of excess inventory sales recorded during the period, $8.2 million remaining to be collected were recorded in prepaid expenses and other current assets at September 30, 2001.

Net cash used in investing activities for the nine months ended September 29, 2002 was $4.2 million, consisting of $4.0 million of proceeds from the sale of the Company’s Salt Lake City building during the second quarter, offset by $5.3 million of net cash used for the Lexmark acquisition in Mexico and $2.6 million in capital expenditures.  Net cash used in investing activities for the nine months ended September 30, 2001 was $15.7 million, consisting primarily of $13.0 million of net capital expenditures, $1.3 million of internal use software, and $1.4 million for the acquisition of intangible assets related to our Guerande facility.  Capital expenditures include $3.9 million related to the purchase of our Guerande facility.

Net cash used in financing activities for the nine months ended September 30, 2002 was $64.3 million consisting primarily of $111.8 million of net payments on the Company’s previous credit facility, which was replaced by a new secured revolving credit facility during the second quarter of 2002, debt issuance costs of $4.6 million related to the new credit facility and payments of $5.6 million of long term debt and capital leases.  This was offset in part by $9.4 million in borrowings under the new credit facility, $9.2 million from a mortgage loan on the Company’s Spain facility and $37.7 million in net proceeds from the issuance of convertible preferred stock and warrants.  Net cash used in financing activities for the nine months ended September 30, 2001 was $44.5 million, consisting of net payments under our previous bank credit facility of $46.5 million and proceeds from the issuance of stock under our employee stock purchase plan of $2.1 million.

In March 2002, we issued $41.5 million of convertible preferred stock and warrants to purchase 1,612,281 shares of common stock in a private placement to qualified accredited investors (the “Offering”). Proceeds of the Offering, net of costs of the Offering, were $37.7 million. We used the proceeds of the Offering to pay down a portion of our bank credit facility. The convertible preferred stock accrues dividends quarterly at the rate of 5.25% per annum, payable quarterly in common stock or cash, at our option.

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

On September 30, 2002, we paid a dividend on the preferred stock by issuing 382,351 shares of our common stock at a market value of $2.70 per share.  The number of shares to be issued was calculated based upon a per share price of $3.13.  This dividend covered the period of accrued interest from March through September 2002.

In June 2002, we replaced our existing Credit Agreement with a $110.5 million credit facility consisting of a $100 million senior secured revolving credit facility and a $10.5 million three-year term loan (the “2002 Credit Agreement”).  On August 21, 2002, the 2002 Credit Agreement was expanded when the senior secured revolving credit facility was increased to $120 million in connection with the final syndication of the facility.  At September 29, 2002, we had $10.6 million outstanding under the new credit facility and $45.8 million available to borrow.  The 2002 Credit Agreement is secured by substantially all domestic assets and a pledge of 65% of the shares of foreign subsidiaries.  Restrictive covenants for the 2002 Credit Agreement include restrictions on leverage ratios as well as covenants requiring minimum net worth, EBITDA and fixed charge coverage ratios.  The three-year term loan has a regular quarterly amortizing payment of $333 payable on the first business day of each quarter, with the remaining outstanding balance due at maturity.

The 2002 Credit Agreement included participation by certain affiliates of CFSB.  These affiliates were part of the syndicated lending group and have committed to lend up to $10 million of the overall 2002 Credit Agreement.

In connection with the replacement of the previous credit facility, an extraordinary loss of $4.0 million was recorded.  This extraordinary loss related to the write-off of deferred financing costs under the previous credit facility.  We capitalized $4.4 million of debt issuance costs incurred in connection with the 2002 Credit Agreement, of which $0.6 million was paid to certain affiliates of CFSB, our major shareholder.  The total capitalized costs will be amortized over a three-year period on a straight-line basis, representing approximately $0.4 million per quarter in non-cash charges.

Borrowings under the revolving facility are limited to the sum of 85% of all eligible accounts receivable of the U.S. domestic subsidiaries of the Company and 85% of the orderly liquidation value of the eligible inventory of the U.S. domestic subsidiaries of the Company.  A weekly borrowing base is determined by domestic receivables and domestic inventory.  The revolving facility provides for an annual commitment fee of 0.50% on the unused portion of the revolving facility, payable in arrears quarterly.  The cost of borrowing under the revolving facility is either the base rate (the bank’s prime rate) or LIBOR, plus the applicable spread costs.  The Company has the option of choosing either the base rate or LIBOR.  In the first year the spread cost is fixed for base rate and LIBOR loans.  The spread on the base rate loans is 1.75% over the base rate and on the LIBOR loans is the chosen LIBOR period rate plus 3.25%.  In the second and third years the spreads will reset quarterly based on the average net availability of borrowings for the preceding quarter.  The spread on the base rate loans will be between 1.25% and 2.25% and on the LIBOR loans will be between 2.5% and 3.5%. The interest rate under the term note is equal to the sum of the Cash Interest Rate (which is the greater of (i) the base rate in effect plus 6.0% or (ii) 11.0%) plus the Deferred Interest Rate (which is equal to 3.0%).  The interest rate on the term loan at September 29, 2002 was 14.0%.

The 2002 Credit Facility requires us to obtain within 180 days of the closing (and maintain at all times), interest rate hedging agreements covering a notional amount of not less than $10 million of the revolving loans, provided, that upon the request of the administrative agent, we must increase the amount covered by the hedge agreements up to an aggregate amount equal to 25% of the aggregate outstanding balance of the revolving loans at such time.  However, in no event shall the aggregate amount covered by such hedge agreements at any time exceed $20 million.  We have not entered into any interest rate hedge agreements at September 29, 2002.

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

The following summarizes our debt and other contractual obligations at September 29, 2002:

	Total	Less than 1 year	1 to 2 years	2 to 3 years	After 3 years
	(In thousands)

Term loan borrowings	$10,591	$1,332	$1,332	$7,927	$—
Revolver borrowings	—	—	—	—	—
Mortgage	9,704	981	981	981	6,761
Capital lease obligations	2,932	2,844	83	5
Operating lease obligations	71,941	13,932	12,213	10,507	35,289
Other borrowings and obligations	17	17	—	—	—
Total contractual cash obligations	$95,185	$19,106	$14,609	$19,420	$42,050

Our principal sources of funding our operating expenses, capital expenditures and debt obligations are expected to be our current cash and cash equivalents (including funds generated from our convertible preferred stock offering), cash generated from operations and borrowings under our new credit facilities. The amount of cash generated from operations will be dependent upon such factors as the successful execution of our business plan and worldwide economic conditions. Borrowings under our new credit facilities are dependent upon a borrowing base calculation derived from our domestic accounts receivable and inventory.  Availability fluctuates according to the quantity and quality of our receivables and our US inventory. Borrowings under our credit facilities could be limited by a number of factors, including the following:

•                  revenue reductions from decreased customer demand or lost customers causing lower borrowing assets, particularly accounts receivable,

•                  a lower percentage of our business being conducted in the US and Mexico,

•      deterioration in the value of the assets comprising the borrowing base, or

•                  failure to comply with Credit Agreement covenants.

We were in compliance with all covenants under our new credit facilities as of September 29, 2002. In the event we do not have adequate funding from our new credit facility, we would work with our senior lenders to modify the new credit facilities or identify other sources of capital to obtain necessary debt or equity financing. There is no assurance we would be able to modify our current credit facility with existing lenders or obtain alternative debt or equity financing to satisfy our funding needs. While there can be no assurance we will have sufficient funds to meet our cash requirements over the next twelve months, we believe that funds generated from operations, proceeds from the convertible preferred stock offering and borrowings under our new credit facility will be adequate to meet our anticipated future operating expenses, capital expenditures and debt obligations for at least the next twelve months.

During the nine months ended September 29, 2002, MSL did not engage in:

•                  Material off-balance sheet activities, including the use of structured finance or special purpose entities, or

•                  Trading activities in non-exchange traded contracts.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Exit or Disposal Activities”.  SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  We are required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002.  The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146.  The effect-on-adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.  We do not anticipate that the adoption of this statement will have a material impact on our consolidated balance sheet or statement of operations.

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

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.   SFAS 144 supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”.  SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations - Reporting the Effects of

Disposal of a Segment of a Business”.   SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 31, 2001, and has been adopted by us, as required, on January 1, 2002. SFAS No. 144 had no impact on our financial statements.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets.  We have adopted SFAS 142 as of January 1, 2002. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually.  With the adoption of SFAS 142, we reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets.  The statement also requires the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle.  We completed the transitional impairment test during the second quarter of 2002 and determined that no impairment existed as of the date of adoption. We are also required to perform goodwill impairment tests on an annual basis, which we did as of July 1, 2002, and determined that no impairment existed.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” to be effective for all fiscal years beginning after June 15, 2002, with early adoption permitted.  SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. We will adopt SFAS No. 143 in fiscal 2003 and do not believe the adoption of SFAS No. 143 will have a material impact on our financial position, results of operations or cash flows.

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

We depend on a small number of customers for a large portion of our business. Our ten largest customers accounted for approximately 82% of net sales in the nine months ended September 29, 2002 and approximately 87% of net sales for fiscal 2001.  Changes in our customers’ orders have in the past had a significant impact on our operating results. If a major customer significantly reduces the amount of business it does with us, there would be an adverse impact on our operating results.

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

Our growth and acquisition strategy could require us to incur substantial amounts of indebtedness. As of September 29, 2002, our total debt was $23.2 million and our interest expense for the nine months ended September 29, 2002 was $6.2 million. In addition, we may incur additional indebtedness in the future.  Our future level of indebtedness could have adverse consequences for our business, including:

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

UNCERTAINTIES AND ADVERSE TRENDS AFFECTING THE ELECTRONICS INDUSTRY OR ANY OF OUR MAJOR CUSTOMERS MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

Our business depends on the electronics industry, which is subject to rapid technological change, short product life cycles and pricing and margin pressure.  In addition, the electronics industry has historically been cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices and production over-capacity. When these factors adversely affect our customers, we may suffer similar effects. Our customers’ markets are also subject to economic cycles and are likely to experience recessionary periods in the future. The economic conditions affecting the electronics industry, in general, or any of our major customers, in particular, including the economic slowdown and heightened levels of uncertainty related to the September 11, 2001 terrorist attacks in the United States, may continue to adversely affect our operating results.

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

•             high levels of inflation, historically the case in a number of countries in Asia and Mexico where we do business;

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

The following table summarizes our market risks associated with our variable rate debt in place at September 29, 2002 based on current maturities and interest rates:

	September 29,
	2003	2004	2005	2006	2007
	(Dollars in thousands)

Term loan balance	$9,259	$7,927	—	—	—
Effective interest rate	14.0%	14.0%	14.0%	—	—
Principal payments	$1,332	$1,332	$7,927	—	—
Interest expense	$1,390	$1,203	$555	—	—
Revolving facility balance	$—	$—	—	—	—
Unused credit(a)	$120,000	$120,000	—	—	—
Effective interest rate	6.50%	6.50%	6.50%	—	—
Fee on unused portion	0.50%	0.50%	0.50%	—	—
Interest expense	$600	$600	450	—	—
Mortgage Loan	$8,723	$7,742	$6,761	$5,780	$4,799
Effective Interest Rate	4.19%	4.19%	4.19%	4.19%	4.19%
Principal Payments	$981	$981	$981	$981	$981
Interest Expense	$386	$345	$304	$263	$222

(a)                                  As of September 29, 2002 approximately $45.8 million of the unused credit under our revolving credit facility was available for additional borrowings based on a borrowing base calculation utilizing domestic accounts receivable and domestic inventory.

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

At December 31, 2001, we had $11.1 million in U.S. denominated trade receivables and $22.9 million in U.S. denominated trade payables at our subsidiary in Spain. The net unrealized gain (loss) on these balances was immaterial as of December 31, 2001 due to the use of foreign exchange contracts. A hypothetical 10% fluctuation in the foreign currency exchange rate between the Spanish peseta and the US dollar would have resulted in a change in unrealized gain, or loss of $1.2 million.

ITEM 4.  CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures.  Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b)           Changes in internal controls.  There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Dan Stearne, et al. v. Manufacturers’ Services Limited, et al. - A class action complaint filed on December 6, 2000 alleging violations of federal securities laws has been pending in the United States District Court, Southern District of New York against Manufacturers’ Services Limited, certain of its officers and the underwriters that participated in the Company’s initial public offering (“IPO”).  The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters, which cases have been consolidated to a single federal district court for coordinated case management.  The complaint, which seeks unspecified damages among other things, alleges that the prospectus filed by the Company relating to stock sold in its initial public offering contained false and misleading statements with respect to the commission arrangements between the underwriters and their customers.

On July 15, 2002, the Company together with the other issuers named as defendants in these coordinated proceedings filed a collective motion to dismiss the consolidated complaints against them on various legal grounds.  That motion is currently pending.  On October 9, 2002, the court approved a stipulation between the plaintiffs and the individual defendants providing for the dismissal of the individual defendants without prejudice.

While the Company can make no promises regarding the outcome of this action, the Company believes that the final result will have no material effect on its consolidated financial condition or result of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT NUMBER	DESCRIPTION

2.1(1)	Securities Purchase Agreement dated as of January 20, 1995 by and among MSL and the parties listed therein.
2.2(1)	Warrant Agreement dated as of August 31, 1995 by and among MSL, Bank of America National Trust and Savings Association and the parties listed therein.
2.3(1)	Preferred Stock and Warrant Subscription Agreement dated as of November 26, 1999 by and among MSL and the parties listed therein.
2.4(1)	Escrow Agreement dated as of November 26, 1999 by and among MSL and the parties listed therein.
2.5(1)	Asset Purchase Agreement dated as of November 19, 1999 among 3Com Corporation, Manufacturers’ Services Limited and Manufacturers’ Services Salt Lake City Operations, Inc.
2.6(2)	Asset Purchase Agreement dated as of September 26, 2000 among 3Com Corporation, Manufacturers’ Services Limited and Manufacturers’ Services Salt Lake City Operations, Inc.
3.1(1)	Restated Certificate of Incorporation of MSL.
3.2(1)	Amended and Restated By-Laws of MSL.
3.4(5)	Amended and Restated Articles of Incorporation of MSL.
3.3(1)	Form of certificate representing shares of common stock, $.001 par value per share.
4.1(1)	Stockholders Agreement dated as of January 20, 1995 by and among MSL and the stockholders named therein.
4.2(1)	Stockholders Agreement Amendment dated November 26, 1999 by and among MSL and the stockholders named therein.
4.3(1)	Credit Agreement dated August 21, 1998 among MSL, MSL Overseas Finance B.V. and the lenders named therein.
4.4(1)	First Amendment to Credit Agreement and Limited Waiver dated as of February 26, 1999 by and among MSL, MSL Overseas Finance B.V. and the lenders named in the Credit Agreement.
4.5(1)	Second Amendment to Credit Agreement and Consent dated as of November 23, 1999 by and among MSL, MSL Overseas Finance B.V. and the lenders named in the Credit Agreement.
4.6(4)	First Amended and Restated Credit Agreement dated as of September 29, 2000 by and between Manufacturers’ Services Limited and the lenders named in the Credit Agreement.
4.7(4)	First Amendment Agreement and Consent dated as of September 29, 2000 by and between Manufacturers’ Services Limited and the lenders named therein.
4.8(3)	First Amendment to First Amended and Restated Credit Agreement dated as of October 25, 2000 by and between Manufacturers’ Services Limited and the lenders named therein.
4.9(5)	Second Amendment to First Amended and Restated Credit Agreement dated as of March 2, 2001 by and between Manufacturers’ Services Limited and the lenders named therein.
4.10(7)	Third Amendment to First Amended and Restated Credit Agreement dated as of October 18, 2001 by and between Manufacturers’ Services Limited and the lenders named therein.
4.11(9)	Certificate of Designations of 5.25% Series A Convertible Preferred Stock of Manufacturers’ Services, Limited.
4.12(11)	Credit Agreement dated as of June 20, 2002 by and between Manufacturers’ Services Limited and the lenders named therein.
10.1(1)	Employment Agreement dated as of January 20, 1995 by and between MSL and Kevin C. Melia.
10.2(1)	Employment Letter dated as of June 20, 1997 by and between MSL and Robert E. Donahue.
10.3(1)	Employment Letter dated as of September 27, 1995 by and between MSL and Rodolfo Archbold.
10.4(1)	Employment Letter dated as of January 4, 1996 by and between MSL and Dale R. Johnson.
10.5(1)	Severance Letter dated June 25, 1996 by and between MSL and Dale R. Johnson.
10.6(1)	Employment Letter dated as of January 23, 1998 by and between MSL and James N. Poor.
10.7(1)	Second Amended and Restated Non-Qualified Option Plan.
10.8(1)	Form of 2000 Equity Incentive Plan.
10.9(1)	Form of 2000 Employee Stock Purchase Plan.
10.10(1)	Form of Indemnification Agreement.
10.11(1)	Office/Warehouse Lease dated as of April 14, 1997 by and between Amberjack, Ltd. and Manufacturers’ Services Limited-Roseville, Inc.
10.12(1)	Lease dated as of May 5, 1998 by and between International Business Machines Corporation and Manufacturers’ Services Western U.S. Operations, Inc.
10.13(1)+	Supply Agreement dated as of November 27, 1999 buy and between MSL and 3Com Corporation.
10.14(1)+	Outsourcing Agreement dated as of June 1, 1998 by and between International Business Machines Corporation and Manufacturers’ Services Western US Operations, Inc.
10.15(1)+	Manufacturing, Integration and Fulfillment Contract dated as of June 26, 1998 by and between International Business Machines S.A. and Global Manufacturers’ Services-Valencia.
10.16(1)+	Global Requirements Agreement No. MSL 183G dated as of July 30, 1997 by and between MSL and Iomega Corporation.
10.17(1)+	Supply Agreement dated as of November 27, 1999 by and between MSL and Palm Computing, Inc.
10.18(1)+	Manufacturing Services Agreement dated as of June 1, 1999 by and between Hewlett-Packard Singapore Pte Ltd. and Manufacturers’ Services Singapore Pte Ltd
10.19(1)	2000 Cash Incentive Compensation Plan.
10.20(4)+	Supply Agreement dated as of September 26, 2000 between Manufacturers’ Services Salt Lake City Operations, Inc. and 3Com Corporation.
10.21(4)+	Lease dated as of September 26, 2000 by and between 3Com Corporation and Manufacturers’ Services Salt Lake City Operations, Inc.
10.22(4)	2000 Non-employee Director Stock Option Plan, as amended.
10.23(4)	2000 Non-qualified Stock Option Plan.
10.24(4)	Second Amended and Restated Non-qualified Stock Option Plan, as amended.
10.25(4)	2000 Equity Incentive Plan, as amended.
10.26(5)	Form of Change in Control Agreement for Kevin Melia, Robert Donahue, Albert Notini, Rodolfo Archbold, James Poor, Alan Cormier, Richard Gaynor, Francis Binder, Richard Buckingham and Sam Landol.
10.27(5)+	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and Palm, Inc., effective as of December 1, 2000.
10.28(5)	Amendment to Employment Letter dated as of September 27, 1995 between MSL and Rodolfo Archbold.
10.29(5)+	First Amendment to Supply Agreement between Manufacturers Services Salt Lake City Operations, Inc. and 3Com Corporation, effective as of January 15, 2001.
10.30(6)	2000 Equity Incentive Plan, as amended.
10.31(6)	2000 Employee Stock Purchase Plan, as amended.
10.32(6)	2000 Non-Qualified Stock Option Plan, as amended.
10.33(7)	Amendment to Supply Agreement between Manufacturers Services Salt Lake City Operations, Inc. and 3Com Corporation effective as of September 14, 2001.
10.34(8)+	Amendment to the Outsourcing Agreement dated as of June 1, 1998 by and between International Business Machines Corporation and Manufacturers’ Services Western US Operations, Inc.
10.35(8)	Severance Agreement effective March 29, 2002 by and between MSL and Robert E. Donahue.
10.36(8)	Employment Agreement dated as of January 2, 2002 by and between MSL and Kevin C. Melia.
10.37(8)	Employment Agreement dated as of January 31, 2002 by and between MSL and Albert A. Notini.
10.38(8)	Employment Agreement dated as of December 19, 2002 by and between MSL and Robert C. Bradshaw.
10.39(8)	Employment Agreement dated as of January 30, 2002 by and between MSL and Santosh Rao.
10.40(8)	Form of Change in Control Agreement for Santosh Rao, Bruce Leasure, Dewayne Rideout.
10.41(10)	Severance Agreement effective March 29, 2002 by and between Manufacturers’ Services Limited and Rodolfo Archbold.
10.42(11)	Severance Agreement effective March 29, 2002 by and between Manufacturers’ Services Limited and James N. Poor.
10.43(11)	2000 Equity Incentive Plan, as amended on May 15, 2002.
10.44(11)	2000 Employee Stock Purchase Plan, as amended on May 15, 2002.
10.45(11)	2000 Non-Employee Director Stock Option Plan, as amended on May 15, 2002
10.46(12)	Credit Agreement Dated June 20, 2002 among the Company, Bank of America N.A. and certain other financial institutions named therein.
10.47	Accession Agreement dated August 22, 2002 among Congress Financial Corporation, Bank of America, Manufacturers' Services Limited, et al.
10.48	Notice of Assignment and Acceptance dated August 21, 2002 among HSBC Business Credit (USA) Inc., Bank of America, N.A. and Manufacturers' Services Limited.
10.49	Notice of Assignment and Acceptance dated August 20, 2002 among Orix Financial Services, Bank of America, N.A. and Manufacturers' Services Limited.
99.1	Certification

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

(7)                                  Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2001

(8)                                  Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on March 29, 2002.

(9)                                  Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on March 18.

(10)                            Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2002

(11)                            Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002

(12)                            Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on June 28, 2002

(b)           Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANUFACTURERS’ SERVICES LIMITED
(Registrant)

Date: November 13, 2002

By:	/s/ Albert A. Notini
Albert A. Notini
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Richard J. Gaynor
Richard J. Gaynor
Vice President and
Corporate Controller
(Principal Accounting Officer)

CERTIFICATIONS PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Robert C. Bradshaw, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Manufacturers’ Services Limited;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	/s/ Robert C. Bradshaw
Robert C. Bradshaw
Chief Executive Officer

CERTIFICATION

I, Albert A. Notini, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Manufacturers’ Services Limited;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

7.	Dated: November 13, 2002	/s/ Albert A. Notini
Albert A. Notini
Chief Financial Officer