Form 10-K
period 2002-12-31
MANUFACTURERS SERVICES LTD
filed 2003-03-31
CIK 940298

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Registrant's telephone number, including area code: (978) 287-5630

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, $0.001 PAR VALUE PER SHARE	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

NONE

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the voting common stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the New York Stock Exchange on June 28, 2002) was $66,136,190. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of outstanding shares of the Registrant's Common Stock as of the close of business on March 7, 2003, was 33,425,233.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders	Part III

        This report includes forward-looking statements. Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Some of the forward-looking statements can be identified by the use of forward-looking words such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative of those words or other comparable terminology. Forward-looking statements in this report include:

  •
  forecasts in the growth of the electronic manufacturing services ("EMS") industry, and our ability to capitalize on such growth;

  •
  statements regarding our future revenues, expense levels, liquidity and capital resources, operating results and projections regarding our business strategy of focusing on high-growth, high-margin business.

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

PART

Item 1. Business

Overview

        Manufacturers' Services Limited ("MSL") is a global electronic manufacturing and supply chain services company providing a portfolio of integrated capabilities that allows our customers to get their products to market faster, reduce their total cost, and improve their operating performance. Our customers include leading original equipment manufacturers ("OEMs") many of whom have chosen outsourcing as a core manufacturing strategy. We have developed relationships with customers in a diverse range of industries, including industrial equipment, commercial avionics, retail infrastructure, medical products, voice and data communications, network storage, office equipment, computers, computer peripherals and consumer electronics. By efficiently and aggressively managing our business, costs and asset base, we are able to offer our customers an outsourcing solution that represents a lower total cost of ownership than that typically provided by their internal operations. We seek to differentiate ourselves by providing a superior customer experience through open and active communication, personalized service, a deep understanding of our customers' needs, attention to each customer's unique operating requirements, customized and flexible supply chain solutions and rapid response.

        We provide integrated supply chain solutions that address all stages of our customer's product life cycle, including engineering and design, new product introduction, global supply chain management, printed circuit board assembly, high speed automated manufacturing, final product assembly including configure-to-order and build-to-order, integration and testing of complex systems, fulfillment and distribution and after-market services. We assist our customers in the design and product introduction phases of development to reduce product time-to-market and optimize design for manufacturing. We obtain competitive component pricing and greater sourcing flexibility for our customers through our material and inventory management expertise and our global information systems. We utilize sophisticated assembly and manufacturing techniques in order to provide the complex functionality and small product size that is required by OEMs. We subject our manufactured products to a comprehensive set of tests for quality, functionality and reliability, including, in some instances, product-specific tests that we design for our customers. Among our capabilities, we differentiate ourselves with our advanced configure-to-order and build-to-order offerings. Additionally, we assist our customers in packaging and distributing the final products directly into their distribution channels and to their end users. We also provide a wide range of after-market support services such as repair, refurbishment, system upgrades, spare part manufacturing and end-of-life management. By providing these design, engineering, manufacturing, fulfillment and after-market services, we enable our customers to focus on their core competencies, and we enhance their competitiveness by reducing the cost of their products and shortening the time from product conception to product introduction in the marketplace. Additionally, this comprehensive range of services promotes our growth initiatives by attracting new customers and capturing additional outsourcing opportunities with our existing customers.

        We have established a global network consisting of 13 manufacturing, design and fulfillment facilities in the world's major electronics markets—North America, Europe and Asia—to serve the increasing outsourcing needs of both global and regional OEMs. Our manufacturing facilities are strategically located near our customers and their end-markets, which benefits our customers by reducing the time required to get their products to market and by increasing their flexibility to respond quickly to changing market conditions. We believe that the combination of our services and our global manufacturing network has enabled us to become an integral part of our customers' product development, manufacturing and fulfillment strategies.

        We are organized as a Delaware corporation, incorporated in 1994. Our principal executive office is located at 300 Baker Avenue, Suite 106, Concord, MA 01742 and our telephone number is (978) 287-5630. We maintain a website with the address www.msl.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission.

Industry Background

        Historically, OEMs have been fully integrated, performing the engineering and design, new product introduction, assembly and manufacturing, testing, fulfillment and after-market support functions for their products. In recent years, however, OEMs have been under pressure to reduce costs, focus on core competencies, reduce supply chain investment and shorten time to market. In response, they have increasingly outsourced various design, manufacturing, fulfillment and after market functions to EMS companies. By focusing on these functions, we believe that EMS companies have provided OEMs with cost savings, superior technological know-how, access to more advanced manufacturing processes and shortened time to market. These services enable OEMs to concentrate on their core competencies, such as product development, marketing, customer relationship management and sales. As a result of this outsourcing strategy, many OEMs are continuing to divest a significant portion of their manufacturing facilities, and many newer OEMs are choosing to outsource rather than build an internal manufacturing infrastructure.

        Today, the EMS industry is comprised of companies that provide a broad range of services, including engineering and design, new product introduction, assembly and manufacturing, testing, distribution and fulfillment and after-market support services for OEMs in the electronics industry. Nonetheless, the penetration of EMS companies into the total available market remains low. IDC, an independent research firm, estimates that the EMS industry will grow at 8% annually from approximately $111 billion in 2001 to $162 billion in 2006. Other independent research analysts forecast a higher growth rate. Although the EMS industry as a whole is in a current economic downturn, the trend toward outsourcing by OEMs has continued, as they are increasingly under pressure to pursue operating efficiencies.

        As OEMs have continued to move manufacturing programs to lower cost regions, they have sought EMS providers with a global footprint. We believe that larger EMS providers with a global presence will grow faster than the industry average because they can offer multinational OEMs a comprehensive set of outsourced services through a single global manufacturing platform.

        We believe that the factors driving OEMs to favor an outsourcing strategy include:

  •
  Reduced Total Supply Chain Cost.  OEMs need to continually reduce costs to remain competitive. EMS companies are able to manufacture products at a reduced total cost to OEMs because of higher utilization of manufacturing capacity, access to leading-edge manufacturing technologies, superior procurement and inventory management capabilities, proficiency in purchasing materials and components, generally lower labor and fixed costs and a continual focus on improving the entire supply chain from product design to after-market support.

  •
  Ability to Focus on Core Competencies.  By shifting design, manufacturing, testing, fulfillment and distribution and after-market support functions to EMS companies, OEMs can focus their resources on their core competencies and where they provide the most value, including product development, marketing, customer relationship management and sales.

  •
  Access to Leading Technologies.  OEMs are continually seeking access to engineering expertise and manufacturing technologies necessary to build their increasingly complex products. OEMs are motivated to work with EMS companies to gain access to their expertise in product design, assembly, manufacturing and testing technologies, as well as their expertise in global supply chain management, fulfillment and after-market support. In addition, EMS companies provide OEMs with access to advanced information systems, enabling OEMs to better monitor and control the global production and distribution of their products.

  •
  Reduced Total Fixed Costs.  Outsourcing to EMS companies allows OEMs to lower their total investment in inventory and manufacturing assets and shift more of their fixed costs to variable costs, enabling them to increase their return on assets. As a result, OEMs can react more quickly to changing market conditions and allocate capital to other core activities.

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

Our Business Strategy

        Our objective is to be a leading global provider of advanced electronics manufacturing services to leading and emerging OEMs. Our strategy includes the following key elements:

        Focus on Companies in Growing Markets With Medium Volume and Complexity Manufacturing Needs and Customized High Volume Requirements.    We target leading and emerging OEMs in industries such as industrial equipment, commercial avionics, medical products, voice and data communications, computers and computer peripherals. We believe that these markets are diverse and growing and offer us the opportunity to leverage our assets and service offerings. We will continue to focus on specific product segments including industrial controls, commercial avionics, medical diagnostic and monitoring equipment, medical devices, retail infrastructure and automation products, network storage, switching and transmission equipment, and wireless communication products. We believe that the significant demand for these products, coupled with the high degree of expertise and technology we offer, provide the most significant opportunities for an attractive return on investment.

        Establish and Maintain Long-Term Partnerships with Leading OEMs Through Manufacturing Life-Cycle Solutions.    We seek to establish and maintain relationships with leading OEMs and deliver complete product life-cycle solutions to them, beginning with early involvement in their product engineering and design and new product introduction cycles and continuing through manufacturing, testing, fulfillment and after-market support services. We believe that the provision of a comprehensive solution is critical to our customers' success, and can provide an important competitive advantage. We also serve creditworthy emerging companies to establish an early outsourcing relationship that can provide us with attractive growth opportunities as these companies' products gain market acceptance.

        Expand and Enhance Our Global Manufacturing Capabilities.    We currently maintain manufacturing facilities in North America, Europe and Asia, which allow us to serve the world's major electronics markets. This strategically positioned network of integrated manufacturing facilities reduces the time and cost required to bring our customers' products to market and allows for the simultaneous introduction of our customers' products in multiple major global markets. We intend to continue to seek and evaluate strategic opportunities to enhance our geographic presence, particularly in lower cost regions, and expand the scope of our manufacturing capabilities.

        Enhance Our Integrated Design, Manufacturing and Related Services.    We intend to continue to enhance our service offerings to meet the evolving needs of our customers and to control and manage more effectively their supply chain. OEMs are increasingly requiring a wider range of advanced services from EMS companies. We offer our customers a comprehensive range of services and have expanded the scope of our capabilities through acquisitions and selective investments. We believe that our ability to support customers with this comprehensive range of services provides us increased insight into our customers' future manufacturing requirements. This is also critical to further penetrating the EMS market and attracting new customers.

        Increase Penetration of Our Existing Customers, Expand Our Customer Base and Pursue Selected Acquisitions.    We believe that expanding our relationships with our existing customers, continuing growth of our customer base and pursuing selected acquisitions are all critical to our future success. We continually evaluate the requirements of our existing customers, and seek the opportunity to provide them with additional services from existing facilities, thereby strengthening our relationships with our customers and increasing the utilization of existing manufacturing facilities. We actively pursue new customers by conducting a focused marketing effort, designed to increase our brand awareness and the likelihood of winning new business. In addition, we intend to continue to pursue acquisitions of selected manufacturing and design facilities from OEMs as well as existing independent EMS providers and related companies that offer us relationships with key customers, strong and experienced management teams, strategic capabilities, attractive locations and enhanced service offerings.

Our Services

        We believe that OEMs are increasingly demanding an integrated outsourcing solution from EMS companies and seeking collaborative relationships. We provide our customers with a total solution that includes a full range of services tailored to our customers' unique operating requirements that allow us to take our customers' products from initial design through production, test, fulfillment and after-market support. The services that we offer OEMs include:

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

        Printed Circuit Board Assembly.    We offer printed circuit board ("PCB") assembly services designed to meet our customers' needs for volume, mix, and complexity. Our global facilities are experienced in many PCB assembly methods, including conventional and ultra-fine pitch surface mount technology, pin-through-hole and mixed technology and advanced package array technology. As OEMs seek to provide greater functionality in smaller products, they increasingly require more sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and technology and our experience and expertise in miniaturization, packaging and interconnect technologies enable our customers to have access to a wide variety of advanced manufacturing solutions and PCB assembly methods without having to make substantial capital investments. We collaborate on process development with leading suppliers of state-of-the-art assembly and test equipment and perform beta site equipment and process evaluations for them. These activities enhance our ability to deliver cost-effective PCB assembly solutions for our customers.

        Global Supply Chain Management.    We offer global supply chain management services that involve planning, purchasing and expediting the delivery of materials and components used in the manufacturing process. Our strategy is to become increasingly involved in selecting and qualifying suppliers to meet our customers' needs. Our global information system for materials management enables us to achieve competitive component pricing and greater sourcing flexibility. We employ various inventory management techniques, such as just-in-time and line-side stocking, that allow us to coordinate product shipments with our customers' requirements. Just-in-time is an inventory control method of ordering materials only on an as-needed basis. Line-side stocking is another inventory control method, in which components are located within our manufacturing facilities but owned by the supplier or customer until they are used in the manufacturing process. Both just-in-time and line-side stocking eliminate much of the expense and managerial oversight of maintaining inventory. We are also investing in additional supply chain management solutions that will further increase efficiency, resulting in lower costs and increased responsiveness to our customers.

        Fulfillment and Distribution.    We offer services related to the final configuration and shipment of our customers' products. We perform final product packaging, including configure-to-order and build-to-order offerings, and distribution services for completed products, as well as direct order fulfillment. We increasingly deliver final products directly into our customers' distribution channels and to our customers' end-users. We believe that these services complement our comprehensive manufacturing solution, enabling our customers to be more responsive to changing market demands and to get their products to market more quickly and cost effectively.

        Final Product Assembly.    We offer assembly and manufacturing services that include assembly of subsystems of electronics products, which include multiple components, and the final assembly and integration of complete products that incorporate printed circuit board assemblies, complex electromechanical subassemblies, enclosures, power supplies and other components. We build a wide range of final products and we believe we are well positioned to take advantage of the anticipated acceleration in outsourcing of final product assembly and integration. In addition, our build-to-order and configure-to-order capabilities complement our expertise in final product assembly by allowing us to postpone the final configuration of our customers' products until actual end-user specifications are received, thus reducing finished inventory levels for us and our customers.

        High Speed Automated Manufacturing.    We offer high-speed low-touch automated manufacturing services for customers in the medical device and computer peripheral markets. Our ability to combine electronics design and manufacturing with high-speed automated assembly provides a particularly strong capability for medical device manufacturers who are tasked with the challenge of integrating electronics into their medical assemblies. Our skilled staff is experienced in installing, commissioning, operating and optimizing automated production lines on behalf of our customers. We work closely with third party equipment manufacturers and are experienced in operating and maintaining automated manufacturing equipment from leading integrators in the US and Europe. In the early stages of product development, our engineering team works with the customer to ensure that the product can be manufactured in volume and meet agreed quality, output and uptime targets. We maintain significant expertise in technologies such as automation, plastics, vision systems, laser marking, ultrasonic welding, programmable logic controller ("PLC") programming, and traceability systems.

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

        Engineering and Design.    We offer engineering, design, prototype and related services that help our customers design their products for optimal manufacturing and testing. Our electrical, mechanical and packaging engineers provide our customers with circuit design, microwave and radio frequency engineering, printed circuit board layout, mechanical design and test fixture design services. We also provide design for procurement, for manufacturing and for testing services. Our design for procurement service identifies areas in which the overall cost of our customers' products can be reduced through a decrease in material costs and effective inventory management. Our design for manufacturability service seeks to achieve defect-free and cost-effective product designs, reduce product development cycles, create high initial production yields and establish superior product quality. Our design for testability service focuses on achieving the highest level of fault detection and isolation before products are shipped.

        After-Market Services.    We provide a wide range of after-market services, including repair, refurbishment, remanufacturing, system upgrades and spare part manufacturing. These services are supported by specific information systems and testing technologies and can be tailored to meet the specific requirements of each customer.

Customers and Market Segments

        Our customers include leading OEMs primarily in the computer systems and related peripherals, networking and communications equipment, consumer electronics and industrial and medical devices industries. Our net sales were distributed over the following significant industries for the years indicated:

	Year ended December 31,
	2002	2001	2000
Computer systems and related peripherals	55%	41%	41%
Networking and communications equipment	20%	31%	27%
Industrial and avionics	14%	6%	4%
Consumer electronics	7%	19%	26%
Medical devices and other	4%	3%	2%

	100%	100%	100%

        A small number of customers have historically comprised a major portion of our net revenue. The table below sets forth the respective portion of net revenue attributable to our customers who individually accounted for 10% or more of our net revenue in any respective period:

	Year ended December 31,
	2002	2001	2000
IBM	34%	23%	24%
Hewlett-Packard	10%	10%	11%
3Com	*	18%	14%
Palm	*	18%	23%

*
Less than 10% of net revenues

        Sales to our top 10 customers represented 80%, 87% and 88% of net revenues for 2002, 2001 and 2000, respectively. As illustrated in the two tables above, the historic percentages of net revenues we have received from specific customers or in significant industries have varied substantially from year to year. Accordingly, these historic percentages are not necessarily indicative of the percentages of net revenues that we may receive from any customer or industry in the future. In 2002, we disengaged with two of our large customers, Palm and 3Com due to changing strategies and products at these customers.

Sales and Marketing

        We take our services to market through a direct sales force based in North America and Europe. Our salespeople have knowledge of local markets, which we believe is critical to identifying new customers and developing new business opportunities. Our direct sales force is complemented by several independent firms who serve as our representatives in areas where we believe the most significant opportunities exist, and in areas where we have no direct salespeople.

        We also seek to grow by developing close, long-term relationships with our customers, working with them through a product's entire life cycle, from product design to after-market support. The costs to an OEM of starting significant production at an EMS company are high, whether for a new product or for a product currently manufactured internally or by another EMS company. Consequently, EMS companies generally face a long sales cycle and must perform satisfactorily on a trial basis prior to obtaining significant orders from a potential customer. Therefore, we seek to work closely with our customers during the initial product design and development stage. We support our customer relationships with cross-functional customer focus teams that are led by dedicated program managers. Each team is responsible for focusing on new programs, products and/or parts and developing an in-depth understanding of our customers' requirements and outsourcing needs. Customer focus teams for major global accounts are complemented by seasoned global account managers who coordinate a broad range of services provided from multiple sites around the world.

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

Customer Focused Approach

        High customer satisfaction is critical for success in the EMS industry. We seek to differentiate ourselves by providing a superior customer experience through open and active communication, personalized service, a deep understanding of our customers' needs, attention to each customer's unique operating requirements, customized and flexible supply chain solutions and rapid response.

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

        Asset management is a critical element of efficient supply chain management. To reduce our inventory risk, we use inventory management techniques which closely integrate our manufacturing processes with our customers' actual orders. One inventory management technique we utilize for certain customers is demand-pull manufacturing, which initiates production of our customers' products based upon their actual inventory usage. Demand-pull manufacturing is, in some cases, complemented by our direct order fulfillment process, whereby we ship products directly from our facilities to our customers' distribution channel and end users. Direct order fulfillment results in lower inventory levels for both us and our customers and permits faster delivery of our customers' products.

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

Backlog

        Our backlog at December 31, 2002 was $568 million. Backlog consists of firm purchase orders and forecast requirements with certain customers with whom we have long-term contracts. Although we expect to fill substantially all of our backlog during 2003, customer orders may be canceled, changed or delayed without significant penalty. As a result, backlog may not be a meaningful indicator of future financial results.

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

        Our information solutions portfolio increasingly includes a broad range of e-business tools. Both customers and suppliers can communicate with us through a comprehensive suite of electronic data interchange applications. In addition, customers can obtain order status and product quality information, 24 hours a day, through our secure web-based applications at many of our sites. We continually assess investments in e-business tools in our effort to leverage the speed and technology of the Internet to facilitate the flow of information and increase the total efficiency of the supply chain.

International Operations

        We believe that our global network of operations is an important strategic element allowing us to provide product design, manufacturing and after-market support services in locations that meet our customers' cost and regional requirements in Europe, North America and Asia. We will continue to seek strategic opportunities to acquire additional facilities throughout the world, especially in low-cost regions, either through OEM divestitures or acquisitions of regional EMS companies and other related companies.

        Our facilities in Europe serve European customers as well as customers in North America and Asia that have significant sales in Europe. Our Athlone, Ireland facility provides medium complexity and low to medium volume PCBA and system assembly services, as well as after market repair services. Our Valencia, Spain facility offers a comprehensive range of integrated services including design, low, medium and high-volume production and highly complex assembly and manufacturing, configuration-to-order and global order fulfillment. In addition, our Valencia facility has a significant product repair capability. Both our Athlone and Valencia facilities have strong technical capabilities, including radio frequency engineering and test capabilities. Our Galway, Ireland facility provides high speed automated manufacturing services to a key global customer. In January 2001, we acquired a facility in Guerande, France from Océ, which expanded our relationship with Océ, an existing customer.

        Our Mexico facility, which was acquired in July 2002 from Lexmark International, Inc, provides medium to high-volume manufacturing and related support services for customers in North America.

        Our Asian operations, including facilities located in Johor Bahru, Malaysia and Singapore, enable us to provide cost competitive manufacturing for global customers and a range of regional manufacturing and support services. Many OEMs recognize Southeast Asia as a competitive region that offers both low-cost manufacturing and strong technical skills. Our Singapore facility offers high speed automated manufacturing services and our Malaysia facility offers a wide range of lower to medium-volume and more complex assembly and manufacturing services. During 2002, we closed our international procurement office in Singapore and our Shenzhen, China facility and consolidated its operations into our Malaysia facility. We closed the China facility since it did not meet our long-term strategic goals for China, although we expect to pursue other opportunities to expand our presence and capabilities in China and Asia in general.

        We intend to further expand our international capabilities in product design, new product introduction services, assembly and manufacturing, fulfillment and after-market support services. We currently expect to establish operations in Central or Eastern Europe during the next several years. We also intend to expand into other locations in Europe and Asia in order to establish or enhance relationships with key customers, provide services to important regional markets, expand our range of service offerings and improve our ability to reduce our customers' time-to-global market and time-to-global volume. See Note 18, "Business Segment Information," in our consolidated financial statements for information relating to our international operations.

Research and Development

        We engage in ongoing research and development activities to meet our customers' increasingly sophisticated EMS needs. Changes in our customers' products drive our research and development efforts. As our customers' products are both decreasing in size and increasing in functionality, we must continually develop advanced manufacturing and assembly technologies such as chip scale packaging, flip-chip, ball grid array, micro-ball grid array and ultra-fine pitch surface mount technology and invest in the equipment to support them. The evolution and extension of these technologies has placed additional demands on process materials and chemistry, substrates for interconnecting devices and the manufacturing environment.

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

        For the years ended December 31, 2002, 2001 and 2000 we spent $4.9 million, $6.2 million and $6.3 million, respectively, on research and development activities.

Competition

        The EMS industry is highly competitive. We believe that the principal competitive factors in our industry, not listed by significance, are:

  •
  service offerings;

  •
  customer relationships;

  •
  technological capabilities;

  •
  geographic location and coverage;

  •
  pricing;

  •
  product quality;

  •
  customer service;

  •
  reliability in meeting product delivery schedules;

  •
  access to capital; and

  •
  flexibility and timeliness in responding to design and schedule changes.

        We compete against large, global EMS providers, including Celestica Inc., Flextronics International Ltd., Jabil Circuit Inc., Sanmina-SCI Corporation and Solectron Corporation. We also compete against mid-tier EMS providers including Benchmark Electronics, Plexus and Pemstar, as well as numerous small EMS providers.

        We believe that large publicly-listed OEMs prefer to enter into outsourcing relationships with publicly listed EMS companies because public EMS companies provide greater access to capital markets. Some of our competitors are substantially larger and have greater financial, operating, manufacturing and marketing resources than we do. Some of our competitors have broader geographic breadth and range of services than we do. In addition, some of our competitors may have better relationships with our existing customers than we do. We also face competition from the manufacturing operations of our current and potential customers, who continually evaluate the relative benefits of internal manufacturing compared to outsourcing. As more OEMs dispose of their manufacturing assets and increase their use of outsourcing, we face increasing competitive pressures to grow our business in order to maintain our competitive position.

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

  •
  the FDA pertaining to regulatory standards for medical device manufacturing; and

  •
  corresponding state and foreign government agencies.

        To date the costs of compliance and workplace and environmental remediation have not been material to us. Nevertheless, additional or modified requirements may be imposed in the future. If such additional or modified requirements are imposed on us, or if conditions requiring remediation are found to exist, we may be required to incur substantial additional expenditures.

Employees

        As of December 31, 2002, we had approximately 3,129 full-time employees worldwide, supplemented with skilled temporary workers as necessary to support periodic fluctuations in customer and market demand. Each of our U.S. based sites is non-union while our Spain, Ireland, France and Mexico locations are union represented. We have no history of labor disputes and believe that our employee relationships are good.

Item 2. Properties

        Our principal executive offices are located in Concord, Massachusetts. We also have product design and manufacturing facilities in the United States, France, Spain, Ireland, Singapore, Malaysia and Mexico. Information about these facilities is set forth below:

Location	Principal Function	Approximate Square Feet	Leased/Owned
Concord, Massachusetts	Headquarters	28,000	Leased
Arden Hills, Minnesota	Manufacturing	154,000	Leased
Charlotte, North Carolina	Manufacturing	273,500	Leased
Freemont, California	Administrative	1,500	Leased
Westford, Massachusetts	Design	6,000	Leased
Lowell, Massachusetts	Manufacturing	46,000	Leased
Puerto Rico	Automated manufacturing	94,000	Leased
Guerande, France	Manufacturing	130,000	Owned
Valencia, Spain	Manufacturing/Design	518,000	Owned(a)/Leased
Athlone, Ireland	Manufacturing	55,000	Leased
Galway, Ireland	Automated manufacturing	60,000	Leased
Singapore	Automated manufacturing	60,000	Leased
Johor Bohru, Malaysia	Manufacturing	80,000	Leased
Reynosa, Mexico	Manufacturing	156,000	Leased

(a)
We own approximately 418,000 square feet of manufacturing and logistics space and lease approximately 100,000 square feet of warehouse space.

        Leases for our facilities expire between August 2004 and April 2017. We currently expect to be able to extend the terms of expiring leases or to find suitable replacement facilities on reasonable terms. We believe that our facilities are well maintained and suitable for their respective operations. As a result of the current economic environment and our reduced revenue levels, we currently have some excess space capacity which we expect to utilize with future revenue growth. We anticipate that as our business grows we may need to obtain additional facilities through acquisitions, leases or new construction. We may encounter unforeseen difficulties, costs or delays in expanding our facilities.

Item 3. Legal Proceedings

        A class action complaint filed on December 6, 2000, alleging violations of federal securities laws has been pending in the United States District Court, Southern District of New York against us, certain of our former officers and the underwriters that participated in our initial public offering ("IPO"). We understand that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters, which cases have been consolidated to a single federal district court for coordinated case management. The complaint, which seeks unspecified damages among other things, alleges that the prospectus filed by us relating to stock sold in our initial public offering contained false and misleading statements with respect to the commission arrangements between the underwriters and their customers. We believe that this claim against us lacks merit.

        On July 15, 2002, we together with the other issuers named as defendants in these coordinated proceedings filed a collective motion to dismiss the consolidated complaints on various legal grounds. In February 2003, that motion was denied with respect to most issuers. On October 9, 2002, the court approved a stipulation between the plaintiffs and the individual defendants providing for the dismissal of the individual defendants without prejudice.

        While we can make no promises regarding the outcome of this action, we believe that the final result will have no material effect on its consolidated financial condition or result of operations.

        We are party to other lawsuits in the ordinary course of business. We do not believe that these other proceedings individually or in the aggregate will have a material adverse effect on our financial position, results of operations and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our stockholders during the fourth quarter of 2002.

Executive Officers of the Registrant

        The following table sets forth information with respect to our executive officers:

Name	Age	Office
Robert C. Bradshaw	46	Director, Chief Executive Officer and President
Albert A. Notini	46	Executive Vice President and Chief Financial Officer
Santosh Rao	42	Executive Vice President and Chief Operating Officer
Richard J. Gaynor	43	Vice President and Corporate Controller

        Robert C. Bradshaw has been our Chief Executive Officer, President and a director since January 2002. In January 2003, Mr. Bradshaw assumed the position of Chairman of the Board of Directors. Prior to joining us, Mr. Bradshaw served as President of SCI Systems, Inc., an engineering and electronic manufacturing services provider, from November 2000 to December 2001 and as Chief Operating Officer from December 1999 through December 2001. From June 1998 through December 1999, he served as President—Eastern Region and Corporate Vice President of Solectron Corporation, an electronics manufacturing services company. Prior to this, he served in numerous executive positions with IBM Corporation, an information technology company, from 1978 through 1998.

        Albert A. Notini has served as our Executive Vice President and Chief Financial Officer since October 2000. Mr. Notini joined us in May 2000 as Executive Vice President, Business Development and General Counsel and served in that capacity until October 2000. Prior to joining us, Mr. Notini was the Executive Vice President, Corporate Development and Administration and General Counsel of Wang Global Corporation, a worldwide provider of network services, from January 1999 to June 1999. Wang Global was acquired by Getronics NV in June of 1999 and Mr. Notini served as Executive Vice President of Getronics until February, 2000. Mr. Notini joined Wang Global in February 1994 as Senior Vice President and General Counsel. Prior to joining Wang Global, Mr. Notini was a Senior Partner at the Boston law firm of Hale and Dorr LLP. Mr. Notini currently serves as a director of ePresence, Inc.

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock has traded on the New York Stock Exchange under the symbol "MSV" since our initial public offering on June 22, 2000. The following table sets forth the high and low closing sales prices per share for our common stock as reported on the New York Stock Exchange for each full quarterly period within the two most recent years.

FISCAL 2002	HIGH	LOW
First quarter (January 1, 2002 to March 31, 2002)	$6.45	$4.76
Second quarter (April 1, 2002 to June 30, 2002)	$5.85	$4.20
Third quarter (July 1, 2002 to September 29, 2002)	$4.63	$2.67
Fourth quarter (September 30, 2002 to December 31, 2002)	$5.67	$2.70
FISCAL 2001	HIGH	LOW
First quarter (January 1, 2001 to April 1, 2001)	$9.81	$2.60
Second quarter (April 2, 2001 to July 1, 2001)	$8.68	$2.33
Third quarter (July 2, 2001 to September 30, 2001)	$8.25	$3.81
Fourth quarter (October 1, 2001 to December 31, 2001)	$6.38	$3.50

        As of March 7, 2003, we had approximately 1,071 stockholders of record.

        We have never declared or paid any cash dividends on shares of our common stock, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Our bank credit facilities limit our ability to pay cash dividends on our common stock.

        During the period covered by this report, we issued 830,000 shares of 5.25% Convertible Preferred Stock that were not registered under the Securities Act of 1933, as amended.

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

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Statement of Operations Data:
Net sales(a)	$853,745	$1,522,000	$1,758,101	$920,722	$837,993
Gross profit	75,612	110,023	97,790	55,233	45,259
Operating income (loss)(b)	(8,219)	(86,094)	21,449	16,411	8,695
Income (loss) before extraordinary loss	(16,697)	(95,140)	(1,223)	2,010	(4,039)

Net income (loss)	$(20,728)	$(95,140)	$(4,035)	$2,010	$(6,241)

Net income (loss) applicable to common stockholders	$(23,390)	$(95,140)	$(25,959)	$1,201	$(6,241)

Basic income (loss) per share:
Income (loss) before extraordinary loss	$(0.59)	$(2.86)	$(0.88)	$0.06	$(0.21)
Extraordinary loss	$(0.12)	$—	$(0.11)	$—	$(0.12)
Net income (loss) applicable to common stockholders	$(0.72)	$(2.86)	$(0.98)	$0.06	$(0.33)
Weighted average shares outstanding	32,622	33,304	26,411	19,384	18,746
Diluted income (loss) per share:
Income (loss) before extraordinary loss	$(0.59)	$(2.86)	$(0.88)	$0.06	$(0.21)
Extraordinary loss	$(0.12)	$—	$(0.11)	$—	$(0.12)
Net income (loss)	$(0.72)	$(2.86)	$(0.98)	$0.06	$(0.33)
Weighted average shares outstanding	32,622	33,304	26,411	19,608	18,746
Balance Sheet Data:
Working capital	$106,914	$151,999	$234,425	$98,273	$54,340
Total assets	$331,407	$436,820	$933,517	$411,783	$277,608
Long-term debt and capital lease obligations, excluding current portion	$18,003	$114,083	$181,344	$121,929	$57,188
Preferred stock	$35,551	—	—	$39,204	—
Total stockholders' equity	$100,697	$113,706	$215,448	$48,621	$39,174

(a)
Increase in revenues and expenses from 1999 to 2000 mainly resulted from the purchase of certain assets from 3Com in November 1999 and September 2000, which included its Salt Lake City manufacturing facility in November 1999. Revenues related to these acquisitions contributed $546 million of revenue in 2000.

(b)
During 2001 the Company recorded restructuring charges totaling $91.9 million, mainly related to the closure of the Company's Salt Lake City facility.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion of our financial condition and results of operations with our consolidated financial statements and notes included elsewhere in this Form 10-K.

Overview

        We are a global electronic manufacturing and supply chain services company providing a portfolio of integrated capabilities that allows our customers to get their products to market faster, reduce their total costs and improve their operating performance. Our customers include leading OEMs who have chosen outsourcing as a core manufacturing strategy. We have developed relationships with OEMs in a diverse range of industries, including industrial equipment, commercial avionics, retail infrastructure, medical products, voice and data communications, network storage, office equipment, computers, computer peripherals and consumer electronics. By efficiently and aggressively managing our business, costs and asset base, we are able to offer our customers an outsourcing solution that represents a lower total cost of ownership than that typically provided by their internal operations. We seek to differentiate ourselves by providing a superior customer experience through open and active communication, personalized service, a deep understanding of our customers' needs, attention to each customers unique operating requirements, customized and flexible supply chain solutions and rapid response.

        We provide integrated supply chain solutions that address all stages of our customer's product life cycle, including engineering and design, new product introduction, global supply chain management, printed circuit board assembly, high speed automated manufacturing, final product assembly including configure-to-order and build-to-order, integration and testing of complex systems, fulfillment and distribution and after-market services. We believe this comprehensive range of services promotes our growth by attracting new customers and capturing additional outsourcing opportunities with our existing customers.

        We have a global network consisting of 13 manufacturing, design and fulfillment facilities in the world's major electronics markets—North America, Europe and Asia—to serve the increasing outsourcing needs of both multinational and regional OEMs. Our manufacturing facilities are strategically located near our customers and their end-markets, which benefits our customers by reducing the time required to get their products to market and by increasing their flexibility to respond quickly to changing market conditions. We believe that the combination of our services and our global manufacturing network has enabled us to become an integral part of our customers' product development and manufacturing strategies.

        Since our founding in 1994 through 2000, our growth had been driven primarily by acquisitions of existing OEM manufacturing facilities and by the increasing number of OEMs who had outsourced their manufacturing requirements. During the past two years, we have closed certain facilities and reduced our workforce to reflect our reduced revenue stream resulting from adverse economic conditions affecting demand for our customers' end-market products. Despite this recent downsizing, we intend to continue to actively pursue strategic acquisitions and to continue to benefit from expected increases in OEMs that outsource their manufacturing requirements.

        We work closely with our customers to anticipate and forecast their future volume of orders and delivery dates. We derive most of our net sales under purchase orders from our customers. We recognize sales, net of expected product return and warranty costs, typically at the time of product shipment or as services are rendered, provided no post-delivery obligations remain and collection is reasonably assured. Our cost of goods sold usually includes the cost of components and materials, labor costs and manufacturing overhead. Under some contracts, our customers will own the components and consign the inventory to us. In these situations, we may recognize revenue (and related cost of sales) only on the labor and overhead used to assemble the product. The procurement of raw materials and components requires us to commit significant working capital to our operations and to manage the purchasing, receiving, inspection and stocking of these items. Our typical customer contract contains provisions which specify that we may recover from the customer inventory costs and material acquisition costs for raw material which becomes excess or obsolete due to customer reschedules, cancellations or product changes.

        Our operating results are affected by the level of capacity utilization in our manufacturing facilities, indirect labor costs and selling, general and administrative expenses. Gross margins and operating income generally improve during periods of high-volume and high-capacity utilization in our manufacturing facilities and decline during periods of low-volume and low-capacity utilization. However, certain of our customer contracts contained guaranteed minimum commitments, requiring the customer to either purchase certain contractual minimum quantities or pay for amounts less than the minimum purchase commitment. Such contracts helped offset the negative impact of low-capacity utilization on gross margins and operating income. Currently we have only one customer contract containing guaranteed minimum commitments.

        One such contract with 3Com, which expired as of June 30, 2002, had contributed an additional $21.5 million in revenue during the first six months of 2002 and $71.2 million in 2001 in guaranteed minimum payments, as their volumes were in deficit of contractual minimums. This supply contract had provided a significant positive contribution to our operating results due to 3Com's contractual payment commitments, which were not accompanied by the corresponding variable expenses associated with the manufacture of products. On September 14, 2001, we had amended the supply agreement with 3Com to allow us to reduce a significant amount of the cost base we had been maintaining to support the original contractual capacity requirements for 3Com, to reduce correspondingly the amount of 3Com's minimum guaranteed purchase commitments and to continue manufacturing products for 3Com at our Mt. Prospect, Il facility at a level equal to 3Com's reduced demand. 3Com's minimum guaranteed purchase commitments were reduced from $30.0 million per quarter to average quarterly commitments of approximately $10.7 million. The amendment shortened the term of the supply contract for which 3Com had minimum contractual commitments from September 30, 2002 to June 30, 2002 and 3Com also returned 1,551,220 shares of our common stock. As a result of the expiration of the 3Com contract in 2002, and the expected negative impact on our future operating results from the loss of the take or pay agreement, we implemented a plan in the third quarter of 2002 to close our Mt. Prospect facility. We recorded a net restructuring charge for severance and asset write-downs related to the plant closing of $5.8 million in the third quarter of 2002. All other customers at our Mt. Prospect facility were transferred to other MSL facilities.

        On July 24, 2002, we entered into a settlement agreement with a customer that had been disputing its obligation to pay a portion of the $21.5 million to us, related to services rendered primarily during 2000 and 2001, that consisted of the following (in millions):

Accounts receivable	$28.7
Inventory	3.0
Accounts payable	(10.2)

Net assets	$21.5

        We had previously established reserves against these current assets of $10.5 million, for a net exposure to us of $11.0 million. The agreement settled the disputed outstanding accounts receivable, inventory and accounts payable between the two parties. As part of the total settlement amount of $15.1 million, we received an immediate payment of $1.5 million, a secured promissory note in the amount of $13.6 million with interest accruing at 7% per year and an agreement to complete the purchase of an additional $2.6 million of inventory as part of ongoing orders, which the customer subsequently purchased. The promissory note is secured by restricted shares (until January 2004) held by the customer in a Taiwan-based publicly listed semi-conductor manufacturing company. Payment on the note is due at $0.2 million per week, ending in January 2004. In addition, the accrued interest amounts are due on a monthly basis.

        On February 28, 2003, the customer missed the scheduled interest payment and subsequently stopped making principal payments. On March 13, 2003, we sent the customer a notice of default. On March 21, 2003, the customer filed under Chapter 11 of the United States Bankruptcy Code. In the Chapter 11 proceedings the customer will have special avoidance powers which may impact our ability to recover amounts owed under the secured promissory note. As a result, we recorded an additional charge to bad debt expense in the fourth quarter of 2002 in the amount of $5.4 million to reserve for the remaining unreserved principal amount outstanding at December 31, 2002. We intend to aggressively pursue collection of the remaining outstanding balance of $9.5 million, which is fully reserved at December 31, 2002.

Recent Acquisitions

        On July 1, 2002, we acquired for approximately $6.0 million in cash and assumed liabilities, all of the capital stock and certain assets of Lexmark Electronics S.A. de C.V., a subsidiary of Lexmark International, Inc. located in Reynosa, Mexico, that provides printed circuit board assemblies for laser printers. Included in the purchase price was $3.2 million of inventory that we had agreed to purchase within 60 days after the closing. The acquired assets consist of cash of $0.8 million, manufacturing assets and other working capital related to the operations, while the liabilities consist of accounts payable and accrued liabilities. The transaction was accounted for as a purchase of a business, and the purchase price was allocated to the assets and liabilities based upon their relative fair values at the date of acquisition. The excess of the fair value of assets acquired over the purchase price was allocated to the acquired fixed assets, which reduced their recorded fair values. As part of the transaction, we retained approximately 230 employees, assumed an existing lease that expires in February 2010, for a 156,000 square foot manufacturing facility in Reynosa and entered into an eighteen-month supply agreement to provide printed circuit board assemblies to Lexmark. The supply agreement includes certain minimum guaranteed purchase commitments for the first 12 months.

        In January 2001, we acquired selected fixed assets from Océ, an existing customer and a leading Netherlands-based OEM, for $5.9 million in cash and assumed liabilities. As part of the transaction, we acquired a 130,000 square foot manufacturing facility in Guerande, France. In connection with this acquisition, we entered into a three-year supply agreement to manufacture complex printer systems for Océ. We also retained the facility employees. The acquisition of the Guerande facility expanded our relationship with Océ and provided us with our operations in France. The supply agreement included certain minimum guaranteed purchase commitments for the first 24 months.

Restructuring and Asset Writedowns

        In response to the global economic downturn and continued slowdown in the EMS industry experienced in 2002 and 2001, and the related weakening in demand from our customer base, we evaluated our worldwide workforce and manufacturing operations for opportunities to align costs with current demand. The following is a summary of the actions approved and instituted in 2002 and 2001. There were no restructuring activities in 2000.

        In the first quarter of 2002, we approved a plan to restructure certain operations, primarily related to closing our facility in China and a workforce reduction at our corporate headquarters. The China facility, which ceased operations during the third quarter of 2002, was closed as the site did not meet our long-term strategic goals. The total charge recorded for this plan was $5.5 million, which was comprised of asset write downs of $3.1 million, lease termination costs of $0.6 million and severance of $1.8 million related to the reduction of 371 manufacturing and 24 managerial employees. This plan will substantially be complete by the end of the second quarter of 2003.

        In the second quarter of 2002, we recorded a gain of $0.6 million from the sale of our Salt Lake City building. An impairment charge for the building was previously recorded as part of a restructuring charge taken in the third quarter of 2001 when we wrote down the building to its estimated fair market value.

        In the third quarter of 2002, we recorded restructuring and asset write-down charges of $9.8 million, primarily related to closing our facility in Mt. Prospect, Illinois and restructuring of certain manufacturing space in Singapore. Prior to its closing, the Mt Prospect facility generated net sales in 2002 of $97.0 million (principally from three customers) and net income of $13.5 million. However, the net income amount included approximately $21.5 million in additional revenue from a guaranteed minimum contract with 3Com that expired on June 30, 2002. We have disengaged from activities with 3Com as of September 29, 2002, and all other customers have been transferred to our other facilities. The total restructuring charge is comprised of severance of $3.7 million related to the termination of approximately 313 manufacturing and managerial employees, asset write downs of $2.1 million and lease termination and facility costs of $4.0 million. This plan is expected to be complete by the end of the second quarter of 2003, except for lease payments in Singapore which may continue until the lease expires in 2010.

        In the fourth quarter of 2002, we reversed $1.2 million of restructuring accruals taken in previous periods. Of the total amount, $0.9 million relates to charges taken in the third quarter of 2002 from our Mt. Prospect facility shutdown, of which $0.4 million was for a refund of the building security deposit and $0.3 million related to a gain on the sale of assets previously written down as part of the facility closing.

        During the first quarter of 2001, we approved a plan to restructure certain operations in Asia. The total restructuring charge recorded for this plan was $2.8 million, which was comprised of lease termination costs of $1.8 million and severance of $1.0 million related to personnel reductions of approximately 333 managerial and manufacturing employees. The restructuring plan was substantially complete at the end of the second quarter of 2001.

        During the second quarter of 2001, we approved a plan to restructure certain operations in the United States, Spain, Ireland and Asia. The total charge recorded for this plan was $10.2 million, which was comprised of the write-off of capitalized assets which were abandoned of $4.8 million, lease termination costs of $1.8 million and severance costs of $3.6 million related to the reduction of approximately 653 managerial and manufacturing employees. This plan was substantially completed by the end of the third quarter of 2001.

        During the third quarter of 2001, we approved a plan to restructure certain operations in the United States and Asia. The total charge recorded for this plan was $66.8 million, which was comprised of asset write-downs of $54.6 million, lease termination costs of $0.8 and severance costs of $11.3 million. Pursuant to the restructuring plan, we announced our intention to close our Salt Lake City, Utah facility in the first quarter of 2002 in light of operating losses related to declining demand from the facility's primary customers. During the year ended December 31, 2001, the facility generated revenues of $349.7 million and had a net operating loss, excluding restructuring charges and asset impairments, of $27.2 million. During fiscal 2000, the facility generated revenues of $577.8 million and operating income of $5.1 million. Production for the primary customer, Palm, served at the Salt Lake City facility was transferred to one of our other facilities. Restructuring costs and asset write-downs related to closure of the Salt Lake City facility recorded in the third quarter of 2001 were $54.5 million and were comprised of severance costs of $1.6 million for approximately 200 manufacturing and managerial employees, lease termination costs of $0.6 million and the write-down of intangible assets, machinery and equipment and other capitalized assets of $52.3 million. Of these asset write-downs, $24.7 million was related to intangible assets, and $5.5 million was related to internal use software. The remaining 316 employees were terminated in the fourth quarter of 2001. Other charges recorded under this plan, including those incurred for the restructuring of our Mt. Prospect facility in connection with the amendment of the 3Com supply agreement, totaled $12.3 million, which were comprised of the write-down of capitalized assets to be abandoned of $2.4 million, lease termination costs of $0.2 million and severance of $9.7 million related to personnel reductions of approximately 1,017 managerial and manufacturing employees. This plan was substantially completed by the end of the second quarter of 2002.

        During the fourth quarter of 2001, we approved a plan to restructure our corporate organization and operations worldwide. The plan included the termination of the remaining employees at our Salt Lake City facility, which ceased production in December 2001 and closed in the first quarter of 2002. The total charge recorded for this plan was $12.2 million, which was comprised of the write-off of capitalized assets which were abandoned of $2.4 million, lease termination costs of $0.8 million and severance costs of $8.9 million related to the reduction of approximately 489 managerial and manufacturing employees. This plan was substantially completed by the end of the fourth quarter of 2002.

        We do not currently have further plans to restructure our operations. However, in light of the continued weak economy, particularly in the electronics and manufacturing sectors, we may be required to implement cost savings plans in the future. Such plans may include further headcount reductions, lease terminations, and disposal of underutilized manufacturing assets, as well as shutdowns or consolidations of facilities. If we were to implement such plans, it may result in significant further costs related to severance payments and lease termination costs, as well as write downs of certain long-lived assets. We cannot currently estimate the cost of such plans, if any.

        The major components of the restructuring plans (net of reversals) are as follows:

	Year Ended December 31,
	2002	2001	2000
Employee severance	$5.3	$24.9	$—
Asset write-downs	4.3	61.8	—
Lease termination costs	3.8	5.2	—

	$13.4	$91.9	$—

        The following table sets forth the activity in the restructuring reserves through December 31, 2002:

	Employee Severance and Related Expenses	Lease Payments on Facilities and Equipment	Asset write- downs	Total
Balance at December 31, 1999	$0.6	$—	$—	$0.6
Cash payments	(0.6)	—	—	(0.6)

Balance at December 31, 2000	—	—	—	—
Restructuring provision	25.3	5.2	63.9	94.4
Charges utilized	(14.4)	(3.2)	(61.8)	(79.4)
Provision adjustments	—	(0.4)	(2.1)	(2.5)

Balance at December 31, 2001	10.9	1.6	—	12.5
Restructuring provision	5.5	4.5	5.2	15.2
Charges utilized	(14.3)	(1.8)	(4.4)	(20.5)
Provision adjustments	(0.2)	(0.7)	(0.8)	(1.7)

Balance at December 31, 2002	$1.9	$3.6	$—	$5.5

        Reserves remaining at December 31, 2002 represent liabilities for severance mainly in our Concord headquarters and lease termination payments, mainly in Singapore. Substantially all severance related restructuring reserves at December 31, 2002 will be paid by the end of the second quarter of 2003, while the lease payments in Singapore may continue until the lease expires in 2010.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowances for doubtful accounts, excess and obsolete inventory provisions, deferred tax asset valuation allowances, restructuring, asset impairments and write-downs and contingencies and litigation. We base our estimates on historical experience, current information available on our business and customer relationships, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.

  •
  Revenue recognition—We recognize revenue under current authoritative literature, including SAB 101, which identifies four basic criteria for revenue recognition:
  1.
  Persuasive evidence of an arrangement
  2.
  Delivery has occurred or services rendered
  3.
  Fixed or determinable sales price
  4.
  Collectibility is reasonably assured

            Determination of criteria (3) and (4) is based on our judgment regarding the fixed nature of the sales price charged for products delivered or services rendered and the collectibility of those sales. Should changes in conditions cause us to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

            In general, our sales are made pursuant to supply contracts. These contracts specify the terms of the arrangements, the points at which title and transfer of risk of loss occur and payment terms. These arrangements also specify contractual rights and obligations concerning the establishment of cost standards and resulting purchase price variances and revaluation of cost standards and excess or obsolete inventory. Our supply contracts typically contain provisions allowing us to sell, and requiring the customer to purchase, excess or obsolete inventory arising from changes in customer forecasts back to the customer at the original price paid for the inventory on a customer-by-customer basis. Because sales under these provisions produce no margin and significantly reduce our risk of ownership and loss with respect to excess inventory, we do not record these sales as revenue. In 2001, we sold approximately $145.0 million of inventory back to our customers under contractual arrangements which was not included in revenue. These sales were immaterial in 2002. Sales of excess inventory to customers without these contractual obligations are recorded in revenue, which increases our reported revenue while decreasing certain operating margin percentages, including gross profit. These revenues have been immaterial.

            Under some of our supply contracts we have very limited inventory risk since our customers own the inventory. In some cases we never own the inventory and in other situations we may take ownership of the inventory only during the value-add manufacturing/assembly process and then immediately transfer ownership back to the customer. Under these types of arrangements, we may record revenue for only the net amount of the transaction (i.e. value-add portion and not the material content) in accordance with EITF No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent". We review the details of each contract, on an on-going basis, to determine if we are the principal or agent in the transaction and whether or not we take title to the product and have risks and rewards of ownership. If we determine that we are acting as an agent or broker without assuming the risks and rewards of ownership of the inventory, we will report the transaction on a net basis and exclude the costs of inventory materials from our revenue. If the facts and circumstances of these transactions were different, or if a contract is amended, and it was determined that we were the principal in the transaction and had risks and rewards of ownership of the inventory, we would record these transactions on a gross basis which would increase our revenue and cost of sales by the same amount but have no impact on gross margin or operating income.

  •
  Inventory write-downs—We make estimates about our inventory carrying values at the end of each reporting period. These estimates are based on the details of our customer contracts, prior experience and the financial health of our customers. Substantially all of our inventory purchase commitments are based upon purchase orders or demand forecasts that our customers provide to us. The forecasted period is generally three months, except for long lead-time items for which the period is longer. Customers frequently make changes to their forecasts, thereby often requiring that we make changes to our inventory purchases, commitments, and production scheduling which may require us to cancel open purchase commitments with our vendors. This process may lead to on-hand inventory quantities and on-order purchase commitments that are in excess of the customer's revised needs, or parts that become obsolete before use in production.

            We execute supply agreements with virtually all of our customers. Under these supply agreements, the responsibility for excess or obsolete inventory related to raw materials that we purchased or ordered to meet customers' demand forecasts typically lies with our customers. However, we are responsible for excess and obsolete inventory resulting from inventory purchases in excess of inventory needed to meet customer demand forecasts at the time the purchase commitments were made, as well as inventory purchases generally not covered by supply agreements. Each agreement specifies the agreed-upon definition of excess and obsolete inventory and the procedures for disposition, including our right to sell the inventory back to the customer. The supply agreements generally allow a period of time during which we and our customers work together to reduce or eliminate the amount of potentially excess and obsolete inventory. After a specified time period, we may exercise our contractual right to sell the remaining excess and obsolete inventory back to the customer. The time period allowed to mitigate excess and obsolete inventory can vary and consequently, there will be time lags between when excess or obsolete inventory is first identified and when we are paid from the exercise of our right to sell this inventory to the customer.

            We normally do not write down excess or obsolete inventory when (i) the customer supply agreement provides us with the contractual right to sell inventory that is considered excess or obsolete back to our customers, and (ii) we believe the customer is capable of honoring its contractual obligation to purchase the inventory. If our customers do not comply with their contractual obligations, the inventory reserves included in our financial statements may be understated. For example, we are subject to the risk that a customer may not comply with its contractual obligation to purchase the excess and obsolete inventory under a supply agreement because the customer is experiencing weakening financial conditions. For the few customers with which we do not have supply agreements, we write down excess and obsolete inventory for items which we have determined that our customers have no responsibility.

            Where we have identified excess or obsolete inventory that we are responsible for, we make judgments with respect to recording inventory writedowns based on various factors such as the aging and anticipated future demand of the inventory.

            As of December 31, 2002, $51.2 million of our net inventory was held under a supply agreement with one major customer. Of this amount, approximately 57% is inventory that exceeds demand to fulfill forecast requirements at December 31, 2002. Our supply agreement places responsibility on our customer for inventory purchased consistent with its forecasts, but requires us to hold such inventory, subject in some instances to a monthly carrying charge, prior to the time the customer declares the product end of life. At such time as the product is declared end of life, the customer is required to repurchase any remaining unmitigated inventory. We believe that we have properly valued the inventory that we are responsible for as of December 31, 2002, and believe the customer is credit worthy.

  •
  Reserve for Doubtful Accounts—We evaluate the collectibility of our accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer's ability to meet its financial obligations to us, we record a specific allowance against amounts due to us, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected in the future. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, the current business environment and our historical experience. However, the ultimate collectibility of a receivable is dependent upon the financial condition of each customer, which can change rapidly. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future. At December 31, 2002, our bad debt reserve was $12.2 million which represented approximately 10% of outstanding account and note receivables.
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

            When we determine that the carrying value of intangibles or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on one of two methods. For assets related to ongoing operations we plan to continue, we use a projected discounted cash flow method using a discount rate determined to be commensurate with the risk inherent in our current business model or a market value approach. For assets to be disposed of, we assess the value of the assets based on current market conditions for similar assets. If we determine that certain long-lived assets meet any of the impairment indicators noted, and these assets were determined to be impaired, an adjustment to writedown the long-lived assets would be charged to income in the period such determination was made.

            For goodwill we perform impairment tests annually in accordance with SFAS 142. The test are performed by determining the fair values of our reporting units using both a projected discounted cash flow model and a market value approach, and then comparing those values to the carrying values of the reporting units, including goodwill. The impairment analysis is based on significant estimates of future results made by management, including revenue, cash flow, working capital levels and discount rates at the reporting unit level. To date, no goodwill impairments have occurred as a result of these impairment analyses. At December 31, 2002, our goodwill balance was $8.4 million.

  •
  Restructuring and Related Impairment Costs—We have recorded restructuring and impairment costs in light of customer demand declines and economic downturns. These restructuring and impairment charges include employee severance and benefit costs, costs related to leased facilities that will be abandoned and subleased, costs related to leased equipment that will be abandoned and impairment of owned building and equipment that will be disposed of. For owned buildings and equipment, the impairment loss recognized is based on the fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Severance and benefit costs have been recorded in compliance with Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." For leased facilities that will be abandoned and subleased, the estimated lease loss is accrued for future lease payments subsequent to abandonment less any estimated sublease income. The recognition of restructuring charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with these plans. The estimates of future liabilities may change, requiring additional restructuring charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with the restructuring programs. Starting in 2003, we will account for any future restructuring type activities under SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities".
  •
  Deferred tax asset valuation allowances—We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized in accordance with SFAS 109. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

  The Company's effective tax rate considers the impact of undistributed earnings of subsidiary companies outside the U.S. Deferred taxes have not been provided for the potential remittance of such undistributed earnings, as it is the Company's policy to permanently reinvest its retained earnings. Material changes in the Company's working capital and long-term investment requirements could impact the level and source of future remittances and, as a result, the Company's effective tax rate.

Results of Operations

        The following table sets forth specified operating data, in dollars and as a percentage of net sales, for the periods indicated.

	Year Ended December 31,
	2002		2001		2000
	(Dollars in thousands)
Net sales	$853,745	100.0%	$1,522,000	100.0%	$1,758,101	100.0%
Cost of goods sold	778,133	91.1	1,411,977	92.8	1,660,311	94.4

Gross profit	75,612	8.9	110,023	7.2	97,790	5.6
Selling, general and administrative	67,437	7.9	95,695	6.3	62,978	3.6
Amortization of goodwill and intangibles	3,706	0.4	8,489	0.6	7,363	0.4
Restructuring and asset write-downs	13,488	1.5	91,933	6.0	—	0.0
Legal settlement	—	—	—	—	6,000	0.4
Other operating income	(800)	0.0	—	0.0	—	0.0

Operating income (loss)	(8,219)	(1.0)	(86,094)	(5.7)	21,449	1.2
Interest expense, net	(6,979)	(0.8)	(20,115)	(1.3)	(17,729)	(1.0)
Gain (loss) on change in fair value of derivative	530	0.0	—	—	—	—
Foreign exchange gain (loss)	115	0.0	338	0.0	(2,026)	(0.1)
Other income	—	—	11,255	0.7	140	0.0

Income (loss) before provision for income taxes and extraordinary loss	(14,553)	(1.7)	(94,616)	(6.2)	1,834	0.1
Provision for income taxes	2,144	0.2	524	0.0	3,057	0.2

Loss before extraordinary loss	(16,697)	(2.0)	(95,140)	(6.3)	(1,223)	(0.1)
Extraordinary loss	(4,031)	(0.4)	—	—	(2,812)	(0.1)

Net loss	$(20,728)	(2.4)	$(95,140)	(6.3)	$(4,035)	(0.2)

Net loss applicable to common stockholders	$(23,390)	(2.7)%	$(95,140)	(6.3)%	$(25,959)	(1.5)%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Sales

        Net sales for the year ended December 31, 2002 decreased $668.2 million, or 44%, to $853.7 million from $1,522.0 million for the year ended December 31, 2001. The decrease mainly relates to the closing of our Salt Lake City facility in the fourth quarter of 2001 and our Mt. Prospect facility in the third quarter of 2002, which had resulted in revenue decreases of $350.0 million and $224.8 million, respectively. These facility closings were primarily related to the disengagement of two customers, Palm and 3Com, which generated revenues of $270.2 million and $295.8 million, respectively, in 2001 and $49.5 million and $41.1 million, respectively, in 2002. The reduction of the Palm business resulted from Palm's shift in its personal digital assistant manufacturing strategy to an Asian-based original design manufacturer ("ODM") model to address changes in its end markets. The decrease in the 3Com business was mainly caused by 3Com discontinuing a certain product line in late 2001. The remaining 3Com business was terminated in 2002 after we closed our Mt. Prospect facility and disengaged with the customer. All other customers at the Salt Lake City and Mt. Prospect facilities were transferred to other MSL facilities.

        The remaining decrease in net sales resulted primarily from volume reductions related to the decrease in demand for electronic manufacturing services experienced in 2002. Of these volume reductions, $167.4 million related to three customers and $62.3 million related to the cancellation of programs with 5 customers. These decreases were offset by $23.2 million in revenue increases from three new customers, including $19.2 million from our Reynosa, Mexico acquisition, and $24.6 million from increased revenues from one customer in the avionics market.

        There was no material impact on net sales from inflation or price increases or decreases.

Gross Profit

        Gross profit increased to 8.9% of net sales for the year ended December 31, 2002 from 7.2% of net sales for the year ended December 31, 2001. This increase resulted primarily from the positive effects of closing down our Salt Lake City facility, which had been operating in 2001 at a gross margin of 1.9% on sales of $350 million. Excluding Salt Lake City's margin impact from the 2002 and 2001 consolidated amounts, the Company's gross margins would have been 9.2% in 2002 and 8.8% in 2001, respectively. The mix of customer programs also positively impacted the gross profit in 2002, as a higher percentage of our revenues were generated from our automated manufacturing business, which has higher gross profit margins. Also, the margins were positively impacted by a reduction of inventory charges, from $20.7 million in 2001 to $5.4 million in 2002. Of this $20.7 million charge in 2001, $10.7 million related to two customers who disputed their obligations under our contracts to repurchase excess inventory in 2001. For one of these customers, the Company entered into a settlement agreement in July 2002 to resolve the disputed inventory items for which a total provision was taken in 2001 of $5.3 million. The nature and status of this dispute is described in more detail in the "Overview" section above. For the second customer, the Company had taken a $5.4 million provision in 2001 due to the customer's breach of a contractual obligation and increasing concerns regarding the customer's financial condition. This dispute is currently in arbitration and the Company believes it has properly written down this inventory to its current fair market value.

        These positive contributions to gross profit margin were partially offset by the decrease in utilization of our manufacturing capacity related to the economic downturn experienced during 2002 and 2001. Our fixed costs as a percentage of revenues were higher in 2002 than 2001 as the Company could not reduce enough fixed costs to offset the reduction in revenue. However, our restructuring activities previously discussed are intended to better align our costs structure with our revenues.

Selling, General and Administrative

        Selling, general and administrative expense for the year ended December 31, 2002 decreased to $67.4 million, or 7.9% of net sales, from $95.7 million, or 6.3% of net sales, for the year ended December 31, 2001. This decrease of $28.3 million is related mainly to the various restructuring activities the Company executed throughout 2001 and 2002. The closure of the Salt Lake City facility in the fourth quarter of 2001 contributed $27.4 million to this overall decrease, of which $17.5 million related to bad debt charges taken in 2001. Approximately $7.5 million of Salt Lake City's bad debt expense in 2001 related to one customer that was disputing its obligation to pay. The nature and status of this dispute is described in more detail in the "Overview" section above. The remaining $10.0 million of bad debt expense recorded in 2001 was the result of writing off disputed or non-collectible items from other customers in Salt Lake City.

        Other decreases include $1.9 million in consulting services, mostly incurred in the Concord headquarters and primarily related to integrating information systems during 2001 to support new facilities, $1.2 million in sales and representative commissions as a direct result of the significantly lower sales revenue, and $1.2 million from subcontracted services, most of which were incurred in the Company's Mt Prospect facility in 2001 related to integration of information systems in that facility.

        Although selling, general and administrative expenses have increased as a percentage of sales over the past three years, from 3.6% in 2000, to 6.3% in 2001 and to 7.7% in 2002, we do not believe this trend will continue, provided revenue in 2003 exceeds that of 2002, since expenses in absolute dollars have decreased in 2002 from 2001. The increase as a percentage of net sales was caused by the significant decrease in net sales over the past two years as we reduced the size of our business due to the loss of two significant customers. We do not expect revenues to decline this significantly in the future.

        In our Form 10-K for the year ended December 31, 2001, restructuring and asset writedown and amortization charges were included in selling, general and administrative expenses.

Amortization Expense

        Amortization expense decreased to $3.7 million for the year ended December 31, 2002 compared to $8.5 million for the year ended December 31, 2001. We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. In accordance with SFAS 142, we ceased amortizing goodwill as of January 1, 2002. In the year ended December 31, 2001, we amortized $1.1 million of goodwill expense and $7.4 million of intangible asset amortization, $4.5 million of which related to the Company's Salt Lake City intangible assets, which were later written off in the third quarter 2001 restructuring. Total amortization expense in 2002 related to the Company's asset acquisition from 3Com in September 2000, and related mainly to customer relationships. These assets were amortized over the term of our supply agreement with 3Com, which expired on June 30, 2002.

Restructuring and Asset Writedowns

        See the previous discussion in the section titled "Restructuring and Asset Writedowns".

Interest Expense, Net

        Net interest expense decreased to $7.0 million for the year ended December 31, 2002 from $20.1 million for the year ended December 31, 2000, reflecting significantly lower average borrowings and a decrease in interest rates. Long-term debt decreased from $181 million at December 31, 2000 to $18.0 million at December 31, 2002. Average borrowings decreased due to paying down debt from positive cash flow generated from operations and proceeds received from the preferred stock offering in the first quarter of 2002. In addition, the prime interest rate declined steadily from 9.50% in January 2001 to 4.25% in December 2002, and we were able to obtain lower interest rates through the replacement of our credit agreement in the second quarter of 2002.

Change in Fair Value of Derivative

        During the year ended December 31, 2002, we recorded a reduction in the fair value of our warrant derivative. The warrant was issued as part of our preferred stock offering in the first quarter of 2002, and was originally assigned a fair value of $3.2 million. At December 31, 2002, the warrant's fair value was $2.7 million as a result of the change in the market value of our common stock. The reduction in the value of this liability was recorded as a non-operating gain.

Foreign Exchange Gains/Losses

        There were no significant foreign exchange gains or losses for either of years ended December 31, 2002 or December 31, 2001.

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

Provision for Income Taxes

        Provision for income taxes was $2.1 million for the year ended December 31, 2002 and $0.5 million for the year ended December 31, 2001. Our tax provisions in both periods resulted from the mix of profits and losses experienced by us across the jurisdictions within which we operate. For the year ended December 31, 2002, losses in the United States and Asia provided us with no income tax benefit while profits in Spain and France required us to record tax provisions. For the year ended December 31, 2001, losses in the United States and Asia provided us with no income tax benefit while profits in France required us to record tax provisions. We do not record an income tax benefit on tax losses in the United States or Asia because we do not currently believe it is more likely than not that we will be able to utilize these taxable losses in the future.

Extraordinary Loss

        During the year ended December 31, 2002 we recorded an extraordinary loss of $4.0 million. The extraordinary loss related to the write-off of deferred financing costs from the termination of the Company's previous credit agreement in the second quarter of 2002.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Sales

        Net sales for the year ended December 31, 2001 decreased $236.1 million, or 13.4%, to $1,522.0 million from $1,758.1 million for the year ended December 31, 2000. Net sales for the year ended December 31, 2001 included incremental net sales of $192.2 million attributable to our Mt. Prospect and Guerande facilities, which were acquired in September 2000 and January 2001, respectively. Of the revenues for our Mt. Prospect and Guerande facilities in 2001, $72.3 million was recorded for payments received under customer contracts with guaranteed purchase commitments, primarily under our contract with 3Com related to our Mt. Prospect facility.

        The decrease in net sales noted resulted primarily from volume reductions related to the decrease in demand for electronic manufacturing services experienced in 2001. Demand related reductions included $228.1 million less net sales from customers served in our Salt Lake City facility, which ceased production in December 2001 and closed in the first quarter of 2002, including a decrease of $137.2 million from a customer in the personal digital assistant sector. This customer was the most significant customer of our Salt Lake City facility, and we continued to provide services to the customer in one of our other facilities until 2002. Other significant demand-related volume reductions aggregated $140.3 million for three customers at facilities other than in Salt Lake City. Also, volume reductions of $66.2 million were the result of the cancellation of programs for two customers.

        Revenues did not include inventory sold back to customers with no mark-up under contractual arrangements of approximately $145.0 million in 2001. Transactions of this nature were not material in 2000.

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

        These increases in gross margin percentage were partially offset by the decrease in utilization of our manufacturing capacity related to the economic downturn experienced during 2001 and increased inventory charges recorded in the year ended December 31, 2001. Inventory charges totaling $20.7 million were recorded in 2001 as compared to $6.7 million in 2000. Of the charges recorded in 2001, approximately $10.7 million were related to two customers, which were discussed previously. The remainder of inventory charges recorded in 2001 related primarily to changes in customer demand that resulted in excess quantities on hand that could not be put readily back to vendors or the specific customer concerned.

Selling, General and Administrative

        Selling, general and administrative expense for the year ended December 31, 2001 increased to $95.7 million, or 6.3% of net sales, from $63.0 million, or 3.6% of net sales, for the year ended December 31, 2000. This increase of $32.7 million is mainly related to an increase in bad debt expense of $15.8 million. Bad debt expense increased to $17.9 million in 2001 from $2.1 million in 2000, $17.5 million of which was incurred in our Salt Lake City facility in 2001, as described previously.

        The increase also includes expenses related to the asset and business acquisitions that occurred since the second quarter of 2000, including amortization of intangible assets of $1.1 million and costs related to human resources, accounting and information systems necessary to support the new facilities of $8.3 million. Additional increases include consulting and professional fees, primarily associated with integrating information systems of $4.1 million, depreciation of non-production assets and amortization of internal use software of $1.5 million, administrative costs associated with start-up operations in Ireland, China and Puerto Rico and growth of our corporate organization to support new facilities. These increases were partially offset by a reduction in stock-based compensation due to a $3.8 million charge recognized in 2000 related to stock granted to senior management.

Amortization Expense

        Amortization expense increased to $8.5 million for the year ended December 31, 2001 from $7.4 million for the year ended December 31, 2000. This increase consists mainly of $2.5 million related to intangible assets from our Mt Prospect facility, which we acquired in September 2000, and therefore, had a full year of amortization expense in 2001. This increase was offset by a decrease of $1.5 million related to intangible assets at our Salt Lake City facility. In connection with the restructuring of Salt Lake City in the third quarter of 2001, all intangible assets were written-off and no additional amortization expense on these assets was recorded.

Legal Settlement

        In April 2000, we agreed to settle a claim for damages brought against us arising from a potential acquisition that was not consummated. As a result, we recorded a $6.0 million charge in the three months ended April 2, 2000.

Interest Expense, Net

        Net interest expense increased to $20.1 million for the year ended December 31, 2001 from $17.7 million for the year ended December 31, 2000, reflecting higher average borrowings and increased amortization of capitalized finance fees, partially offset by the impact of decreasing interest rates. Average borrowings were higher in 2001 due to a full year of borrowings under our previous $85.0 million term loan associated with the purchase of assets from 3Com in September 2000, and the use of net proceeds from our June 2000 initial public offering of our common stock of $161.3 million to pay down a significant portion of our debt in 2000.

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

Provision for Income Taxes

        Provision for income taxes was $0.5 million for the year ended December 31, 2001 and $3.0 million for the year ended December 31, 2000. Our tax provisions in both periods resulted from the mix of profits and losses experienced by us across the jurisdictions within which we operate. For the year ended December 31, 2001, losses in the United States and Asia provided us with no income tax benefit while profits in France required us to record tax provisions. We do not record an income tax benefit on tax losses in the United States or Asia because we do not currently believe it is more likely than not that we will be able to utilize these taxable losses in the future.

Extraordinary Loss

        During the year ended December 31, 2000 we recorded an extraordinary loss of $2.8 million, net of $0.3 million tax benefit. The extraordinary loss related to the write-off of deferred financing costs due to the repayment of a term loan and the replacement of a previous credit facility.

Liquidity and Capital Resources

        At December 31, 2002, we had cash and cash equivalents of $49.0 million, total bank and other debt of $23.7 million and $49.1 million of unused borrowing capacity under the credit agreement we entered into in June 2002 (the "2002 Credit Agreement"). In addition, we had $2.7 million of unused borrowing capacity under revolving credit facility in Spain. At December 31, 2002, we had no borrowings under either the revolver portion of the 2002 Credit Agreement or the revolving credit facility in Spain. This compares to our cash balance of $30.9 million and total bank and other debt of $120.6 million at December 31, 2001. During 2002, our operations were funded primarily with cash generated from operations.

        Net cash provided by operating activities was $86.3 million for the year ended December 31, 2002, resulting primarily from a decrease in operating assets of $107.2 million, depreciation and amortization of $21.2 million and other non-cash charges aggregating $20.0 million, partially offset by a net loss of

$20.7 million and a decrease in operating liabilities of $41.5 million. The most significant other non-cash items were $6.9 million of write-downs and losses on asset impairments and disposals, mainly as a result of restructuring activities at our China, Singapore and Mt Prospect facilities; a charge to our allowance for doubtful accounts of $6.1 million, of which $5.4 million relates to a customer who defaulted on its note payable to us as discussed above; and a $4.0 extraordinary loss from the write-off of capitalized bank fees in connection with the refinancing of our credit agreement in the second quarter of 2002. The decrease in operating assets included a $67.3 million reduction in accounts receivable, of which approximately $28 million related to a customer who was disputing its obligation to pay this balance. This amount, along with $11.9 million in inventory and $10.2 million in accounts payable to the customer, were converted, on a net basis, to a secured note receivable from the customer in July 2002, which was previously discussed. The remaining decrease in accounts receivable was due to significantly lower revenues in 2002 and better cash management practices. The decrease in operating assets also included a decrease in inventories of $35.6 million, of which $11.9 million relates to one customer discussed above. The remaining inventory decrease was a result of overall lower volumes through the manufacturing plants and improved inventory management. The decrease in operating liabilities included a $28.9 million reduction in accounts payable, of which $10.2 million was previously discussed, and the remaining decrease is a result of reduced production in 2002.

        Net cash provided by operating activities of $107.7 million for the year ended December 31, 2001 resulted primarily from a decrease in operating assets of $421.2 million, depreciation and amortization of $33.5 million and non-cash charges aggregating $67.5 million, partially offset by a net loss of $95.1 million and a decrease in operating liabilities of $319.4 million. The most significant non-cash items included in the net loss for the year ended December 31, 2001 were $61.8 million of write-downs and losses on asset impairments and disposals, mainly from the shut-down of our Salt Lake City facility, $11.7 million of additions to the allowance for doubtful accounts and a $6.7 million non-cash gain related to 1,551,220 shares of our common stock returned from 3Com. The decrease in operating assets included an approximately $145.0 million reduction in inventory attributable to the sale of excess inventory under the provisions of our customer contracts. We also entered an agreement with a customer during the year in which the customer purchased approximately $25.0 million of inventory that we agreed to repurchase for the same amount from the customer as we fulfill their future demand requirements.

        Net cash used in operating activities of $98.9 million for the year ended December 31, 2000 resulted from a net loss of $4.0 million and an increase in operating assets of $441.7 million offset by an increase in operating liabilities of $304.4 million, depreciation and amortization of $29.3 million and other non-cash items aggregating $13.1 million. The net increase in operating assets and liabilities was attributable to growth in accounts receivable, inventories and accounts payable related to increased levels of business at our existing facilities and the acquisitions of our Mt. Prospect facility and Qualitronics. Other non-cash items include non-cash charges for equity awards of $5.2 million and other non-cash charges of $1.0 million associated with the obligations of Donaldson, Lufkin & Jenrette Securities Corporation under a litigation settlement agreement with Lockheed Martin Corporation.

        Net cash used in investing activities for the year ended December 31, 2002 was $5.9 million, consisting of $5.2 million from the acquisition of our Reynosa, Mexico facility (net of cash acquired of $0.8 million) and $4.3 million of purchases of property and equipment. These amounts were partially offset by $4.0 million of net proceeds principally from the sale of our Salt Lake City building. Net cash used in investing activities for the year ended December 31, 2001 was $17.2 million, consisting primarily of $14.5 million of net capital expenditures, $1.4 million of internal use software, and $1.4 million for the acquisition of intangible assets related to our Guerande facility. Capital expenditures include $3.9 million related to the purchase of our Guerande facility. Net cash used in investing activities for the year ended December 31, 2000 was $57.5 million, consisting of $47.7 million of net capital expenditures, $6.0 million for the acquisition of intangible assets related to our Mt. Prospect facility and $3.8 million for the acquisition of Qualitronics. Capital expenditures have decreased over the past two years due to reduced manufacturing capacity requirements associated with the economic downturn experienced in 2002 and 2001. We expect capital expenditures in 2003, excluding effects of any acquisitions, to be approximately $10 million, primarily for the purchase of additional manufacturing assets.

        Net cash used in financing activities for the year ended December 31, 2002 was $65.0 million, consisting of $111.8 million of net payments under our previous credit facility, which was replaced in the second quarter by our 2002 Credit Agreement, and repayment of long-term debt and capital leases of $7.3 million. This was partially offset by $37.7 million in net proceeds from the issuance of convertible preferred stock and warrants, $10.4 million in borrowings under the new 2002 Credit Agreement and $9.2 million from a mortgage on our Spain facility. Net cash used in financing activities for the year ended December 31, 2001 was $69.0 million, consisting primarily of net payments under our previous credit facility of $70.1 million (of which $0.9 million were payments on the term loan) and proceeds from the issuance of stock under our employee stock purchase plan of $2.1 million. Net cash provided by financing activities for the year ended December 31, 2000 was $144.1 million, including net proceeds of $161.3 million from the issuance of common stock in the initial public offering which closed on June 28, 2000. These proceeds were used to pay off a portion of borrowings under previous bank credit facility of $99.4 million and retire all of our outstanding senior preferred stock of $58.9 million, including remaining dividends owed. Other financing activities included net borrowings under our bank credit facility of $149.2 million, excluding amounts paid off with proceeds from the initial public offering, $7.9 million in debt issuance costs and $2.2 million of dividends paid on our senior preferred stock prior to the retirement.

        In March 2002, we issued $41.5 million of convertible preferred stock and warrants to purchase 1,612,281 shares of common stock in a private placement to qualified accredited investors (the "Offering"). Proceeds of the Offering, net of offering costs, were $37.7 million. We used the proceeds to pay down a portion of our borrowings under the previous bank credit facility. The convertible preferred stock accrues dividends quarterly at the rate of 5.25% per annum, payable quarterly in common stock or cash, at our option. If we choose to pay dividends in common stock or to redeem the convertible preferred stock with common stock, the shares of common stock issued will be computed using 95% of the market value of the common stock over a prescribed measurement period. In September and December 2002, we paid dividends then due on the convertible preferred stock by issuing 382,350 and 110,028 shares, respectively, of our common stock with total market values of $1.0 million and $0.6 million, respectively.

        The convertible preferred stock is convertible to common stock based on a conversion price of $6.44 per share. We may require holders to convert to common stock provided the price of our common stock has traded at 150% of the conversion price for a specified period. The preferred stock has a scheduled maturity of March 14, 2007, unless converted earlier, and is redeemable for our common stock or cash, at our option. The warrants are exercisable at any time through March 14, 2007. We have the right to require the exercise of the warrants after March 14, 2003 if our common stock trades for 175% of the warrant exercise price for a specified period.

        In June 2002, we replaced our existing Credit Agreement with a $110.5 million credit facility consisting of a $100 million senior secured revolving credit facility and a $10.5 million three-year term loan (the "2002 Credit Agreement"). In August 2002, the 2002 Credit Agreement was expanded when the senior secured revolving credit facility was increased to $120 million in connection with the final syndication of the facility. The 2002 Credit Agreement is secured by substantially all domestic assets and a pledge of 65% of the shares of certain foreign subsidiaries. Restrictive covenants for the 2002 Credit Agreement include restrictions on leverage ratios as well as covenants requiring minimum net worth, EBITDA and fixed charge coverage ratios. The three-year term loan has a regular quarterly payment of $0.3 million payable on the first business day of each quarter, with the remaining outstanding balance due at maturity.

        Borrowings under the revolving facility are limited to the sum of 85% of all eligible accounts receivable of the U.S. domestic subsidiaries of the Company and 85% of the orderly liquidation value of the eligible inventory of the U.S. domestic subsidiaries of the Company. Borrowings are limited further by any outstanding letters of credit, which were $3.0 million at December 31, 2002. A weekly borrowing base is determined by domestic receivables and domestic inventory. The revolving facility provides for an annual commitment fee of 0.50% on the unused portion of the revolving facility, payable in arrears quarterly. The cost of borrowing under the revolving facility is either the base rate (the bank's prime rate) or LIBOR, plus the applicable spread costs. The Company has the option of choosing either the base rate or LIBOR. In the first year the spread cost is fixed for base rate and LIBOR loans. The spread on the base rate loans is 1.75% over the base rate and on the LIBOR loans is the chosen LIBOR period rate plus 3.25%. In the second and third years the spreads will reset quarterly based on the average net availability of borrowings for the preceding quarter. The spread on the base rate loans will be between 1.25% and 2.25% and on the LIBOR loans will be between 2.5% and 3.5%. The interest rate under the term loan is equal to the sum of the Cash Interest Rate (which is the greater of (i) the base rate in effect plus 6.0% or (ii) 11.0%) plus the Deferred Interest Rate (which is equal to 3.0%). The interest rate on the term loan at December 31, 2002 was 14.0%.

        The 2002 Credit Facility requires us to obtain within 180 days of the closing (and maintain at all times), interest rate hedging agreements covering a notional amount of not less than $10 million of the revolving loans, provided, that upon the request of the administrative agent, we must increase the amount covered by the hedge agreements up to an aggregate amount equal to 25% of the aggregate outstanding balance of the revolving loans at such time. However, in no event shall the aggregate amount covered by such hedge agreements at any time exceed $20 million. Since we have no revolving loans outstanding at December 31, 2002, we received a temporary 90-day waiver of the interest rate hedge requirement and have not entered into any interest rate hedge agreement at December 31, 2002.

        Also in June 2002, we entered into a ten-year mortgage loan for 10 million Euros ($9.2 million) and a 3 million Euro ($2.7 million) revolving credit facility in Valencia, Spain. There were no borrowings under the revolving credit facility at December 31, 2002. The mortgage loan is secured by the property and buildings of Global Manufacturers' Services Valencia, S.A., our Spanish subsidiary, has a monthly amortizing repayment schedule and the cost of borrowing under the mortgage is three-month Euribor plus 0.85%. The credit agreement has a final maturity of June 26, 2003 and is secured by named receivables of Global Manufacturers' Services Valencia, S.A. The cost of borrowing under the credit facility is variable starting at 0.49% over the Madrid Interbank Market rate.

        Our principal sources of funding for our operating expenses, capital expenditures and debt obligations are expected to be our current cash and cash equivalents, cash generated from operations and available borrowings under our 2002 Credit Agreement. The amount of cash generated from operations will be dependent upon such factors as the successful execution of our business plan and worldwide economic conditions. Borrowings under our 2002 Credit Agreement are dependent upon a borrowing base calculation derived from our domestic accounts receivable and inventory. Availability fluctuates according to the quantity and quality of our receivables and our US inventory. Borrowings under our 2002 Credit Agreement could be limited by a number of factors, including the following:

  •
  revenue reductions from decreased customer demand or lost customers causing lower borrowing assets, particularly accounts receivable,

  •
  a lower percentage of our business being conducted in the US and Mexico,

  •
  deterioration in the value of the assets comprising the borrowing base, or

  •
  failure to comply with Credit Agreement covenants.

        We were in compliance with all covenants under our 2002 Credit Agreement as of December 31, 2002. We have received from our lending institutions an amendment to our 2002 Credit Agreement that permanently excludes from our covenant calculations a $5.4 million charge for bad debt related to the write-off of a note receivable from a customer who recently filed for bankruptcy, which was previously discussed in "Item 7—Overview".

        We have the opportunity to make capital investments in the second quarter of 2003 which are necessary to support new business. We believe that it is in the best interest of shareholders to make these investments as soon as possible to support this new business. We have requested and received from our lenders participating in our 2002 Credit Agreement, permission to make these investments in the second quarter through a modification of the fixed charge coverage ratio and the consolidated trailing 12 month adjusted domestic EBITDA covenants for the second quarter.

        In the event we do not have adequate funding from our 2002 Credit Agreement, we would work with our lending institutions to modify the 2002 Credit Agreement or identify other sources of capital to obtain necessary debt or equity financing. In such a circumstance, there is no assurance we would be able to modify the 2002 Credit Agreement with existing lenders or obtain alternative debt or equity financing to satisfy our funding needs. While there can be no assurance we will have sufficient funds to meet our cash requirements over the next twelve months, we believe that funds generated from operations and borrowings available under the 2002 Credit Agreement will be adequate to meet our anticipated future operating expenses, capital expenditures and debt obligations for at least the next twelve months.

Contractual Obligations

        We have certain contractual obligations that extend out beyond 2003. These commitments include long-term debt and lease obligations. The following summarizes our debt and other contractual obligations at December 31, 2002:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(In thousands)
Term loan borrowings	$10,309	$1,332	$8,977	$—	$—
Revolver borrowings	—	—	—	—	—
Mortgage	10,102	1,090	2,100	2,100	4,812
Capital lease obligations	2,296	2,285	11	—	—
Operating lease obligations	71,410	13,310	21,768	11,703	24,629
Other borrowings and obligations	950	950	—	—	—

Total contractual obligations	$95,067	$18,967	$32,856	$13,803	$29,441

Off-Balance Sheet Arrangements

        We do not have any financial partnerships with unconsolidated entities, such as entities often referred to as structured finance, special purpose entities or variable interest entities which are often established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.

Recently Issued Accounting Pronouncements

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure". This statement amends SFAS123 "Accounting for Stock-Based

Compensation", and provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS 123. The standard is intended to encourage the adoption of SFAS 123 relating to the fair value based method of accounting for employee stock options. We currently apply the disclosure only provisions of SFAS 123. Under the provisions of SFAS 148, companies that choose to adopt the accounting provisions of SFAS 123 will be permitted to select from three transition methods: the prospective method, the modified prospective method and the retroactive restatement method. The prospective method, however, may no longer be applied for adoptions of the accounting provisions of SFAS 123 for periods beginning after December 15, 2003. SFAS 148 requires certain new disclosures that are incremental to those required by SFAS 123, which must also be made in interim financial statements. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 31, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. We are currently reviewing the alternatives under the provisions of SFAS 148.

        In November 2002, the FASB issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, as of December 31, 2002. We do not believe that the adoption of FIN No. 45 will have a material effect on our consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3. We are required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections as of April 2002". FASB No. 145 eliminates FASB No. 4 "Reporting Gains and Losses from Extinguishment of Debt", which required companies to classify gains or losses from the extinguishment of debt as an extraordinary item, net of tax. As a result of this new FASB, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No.30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". We do not believe that the extinguishment of debt will qualify as an extraordinary item as defined in APB 30, and therefore we will be required to classify these charges as operating expenses. We will adopt SFAS No. 145 on January 1, 2003, and will reclassify the extraordinary loss in all prior periods for comparative purposes.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" to be effective for all fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. We will adopt SFAS No. 143 in fiscal 2003 and do not believe the adoption of SFAS No. 143 will have a material impact on our financial position, results of operations or cash flows.

Related Party Transactions

        At December 31, 2002, affiliates of Credit Suisse First Boston Corporation ("CFSB") owned approximately 49% of our outstanding common stock, not including warrants to purchase 749,797 shares of the our common stock, and had one seat on our Board of Directors. The details of the warrants are described below. Further, CSFB is a member of the bank group under our 2002 Credit Agreement and has committed to lend up to $10 million of the overall 2002 Credit Agreement. In connection with structuring this agreement, certain affiliates of CFSB were paid $0.6 million.

        Affiliates of CFSB participated in our convertible preferred stock offering in March 2002. These affiliates purchased 300,000 shares of the convertible preferred stock, which is convertible into 2,331,003 shares of common stock, and warrants to purchase 582,751 shares of common stock. In connection with this investment, we paid an affiliate of CSFB an advisory fee of 1.446% on the total amount invested in the offering (an aggregate of $0.6 million) in return for (i) CSFB's services in helping to structure and arrange the transaction, (ii) the agreement by the CSFB affiliates not to sell or otherwise transfer any of the our securities for six months (other than as part of an underwritten offering we initiate), and (iii) the agreement by the CSFB affiliates to accept piggyback registration rights instead of having the common stock issuable upon the conversion or exercise of its securities included in the shelf registration statement which was filed with the SEC to register the resale of the common stock underlying the preferred stock and warrants sold to other investors in the offering. The registration statement, covering 5,937,461 shares, became effective on April 23, 2002.

        Affiliates of CFSB also participated in the issuance of our redeemable preferred stock in November 1999, which included warrants to purchased 1,160,542 shares of common stock. The redeemable preferred stock was redeemed and warrants to purchase 937,812 shares were cancelled at the time of our initial public offering in June 2000. At December 31, 2002, 167,046 of these warrants were still outstanding.

        Total fees paid to CSFB in the fiscal years ended December 31, 2002, 2001 and 2000, were $1,225, $82 and $3,560, respectively. There were no amounts payable to CSFB at December 31, 2002.

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

	Year Ended December 31,
	2002	2001	2000
IBM	34%	23%	24%
Hewlett-Packard	10%	10%	11%
3Com	*	18%	14%
Palm	*	18%	23%

Ten largest customers as a group	80%	87%	88%

*
Less than 10% of net revenues

        We expect to continue to depend on sales to our major customers. Because it is not always possible to replace lost business on a timely basis, it is likely that our operating results would be adversely affected if one or more of our major customers were to cancel, delay or reduce a large amount of business with us. Our customer agreements typically permit the customer to terminate the agreement on three to six month's notice. Were a major customer to terminate its agreement with us, it is likely that our operating results, through lower revenue and lower fixed cost absorption, would be adversely affected, as was demonstrated by the negative impact in 2002 from the loss of two significant customers, Palm and 3Com. Moreover, our operating results in the past have been positively affected by several customer contracts containing guaranteed minimum commitments, including our contract with 3Com at our Mt. Prospect, Illinois facility, which expired on June 30, 2002. While those contracts generally have fixed terms and may not be terminated (absent a breach) prior to their stated expiration, the favorable effects of the contracts are unlikely to be replicated after these contracts expire or otherwise terminate.

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

        Our growth and acquisition strategy could require us to incur substantial amounts of indebtedness. As of December 31, 2002, our total debt was $23.7 million and our interest expense for the year ended

December 31, 2002 was $7.0 million. In addition, we may incur additional indebtedness in the future. Our future level of indebtedness could have adverse consequences for our business, including:

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

        We have made several significant acquisitions in the past, and selectively pursuing strategic acquisitions remains an important part of our overall business strategy. However, any acquisitions we make could result in:

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

  •
  financial risks, such as:

  •
  potential liabilities of the facilities and businesses we acquire, including employees;

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

        We typically purchase components and manufacture products in anticipation of customer orders based on customer forecasts. For a variety of reasons, such as decreased end-user demand for the products we are manufacturing, our customers may not purchase all of the products we have manufactured or for which we have purchased components. In such event, we would attempt to recoup our materials and manufacturing costs by means such as returning components to our vendors, disposing of excess inventory through other channels or requiring our OEM customers to purchase or otherwise compensate us for such excess inventory. Some of our significant customer agreements give us limited ability to require our OEM customers to do so. To the extent we are unsuccessful in recouping our material and manufacturing costs, not only would our net sales be adversely affected, but our operating results would be disproportionately adversely affected. Moreover, carrying excess inventory would reduce the working capital we have available to continue to operate and grow our business.

Long-term purchase orders and commitments are not typical in our industry, and reductions, cancellations or delays in customer orders would adversely affect our operating results.

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

        We operate in a highly competitive industry. We compete against many domestic and foreign companies, some of which have substantially greater manufacturing, financial, research and development, engineering and marketing resources than we do. Some of our competitors have broader geographic breadth and range of services than we do. In addition, some of our competitors may have more developed relationships with our existing customers than we do. We also face competition from the manufacturing operations of our current and potential customers, who continually evaluate the benefits of internal manufacturing versus outsourcing. As more OEMs dispose of their manufacturing assets and increase the outsourcing of their products, we will face increasing competitive pressures to grow our business in order to maintain our competitive position.

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

        Our business depends in a large part on the electronics industry, which is subject to rapid technological change, short product life cycles and pricing and margin pressure. In addition, the electronics industry has historically been cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices and production over-capacity. When these factors adversely affect our customers, we may suffer similar effects. Our customers' markets are also subject to economic cycles and are likely to experience recessionary periods in the future. The economic conditions affecting the electronics industry in general or any of our major customers, in particular, including the economic slowdown may adversely affect our operating results.

Because we have significant foreign operations, our operating results could be harmed by economic, political, regulatory and other factors existing in foreign countries in which we operate.

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

  •
  expropriation of private enterprises.

Our business may be impacted by geopolitical events.

        As a global business, we operate and have customers located in many countries. Geopolitical events, such as terrorist acts and the current conflict in Iraq may effect the overall economic environment and negatively impact the demand for our customers' products. As a result, orders on our factories may be lower and our financial results may be adversely affected.

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

        The cost of borrowings under the revolving facility is contained under the caption Liquidity and Capital Resources in "Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following table summarizes our market risks associated with our variable rate debt in place at December 31, 2002 based on current maturities and interest rates:

	December 31,
	2003	2004	2005	2006	2007
	(Dollars in thousands)
Term loan balance	$8,977	$7,645	—	—	—
Effective interest rate	14.0%	14.0%	14.0%	—	—
Principal payments	1,332	$1,332	$7,645	—	—
Interest expense	$1,350	$1,164	$223	—	—
Revolving facility balance	$0	—	—	—	—
Unused credit(a)	$120,000	$120,000	—	—	—
Effective interest rate	6.0%	6.0%	—	—	—
Fee on unused portion	0.5%	0.5%	—	—	—
Interest expense	$600	$600	$250	—	—
Mortgage Loan	$9,012	$7,962	$6,912	$5,862	$4,812
Effective interest rate	3.6%	3.6%	3.6%	3.6%	3.6%
Principal Payments	$1,090	$1,050	$1,050	$1,050	$1,050
Interest Expense	$344	$306	$268	$230	$192

(a)
As of December 31, 2002, approximately $51.9 million of the unused credit under our revolving credit facilities was available for additional borrowings based on a borrowing base calculation utilizing domestic accounts receivable and domestic inventory.

        The carrying cost of the above credit facility approximates fair value due to the variable nature of the interest rates.

Foreign Currency Exchange Rate Risk

        We also have exposure to various foreign currency exchange-rate fluctuations for cash flow received from our foreign subsidiaries. This risk is mitigated because the functional currency of our subsidiaries in Ireland, Singapore and Malaysia is the US dollar and most of their financial transactions are denominated in US dollars. The foreign currency exchange-rate risk for our subsidiaries in Spain and France is mitigated because their functional currency is the Euro and most of their financial transactions are denominated in Euros. Our exposure to foreign currency exchange-rate fluctuations is primarily related to an intercompany loan payable to the corporate entity, an intercompany receivable from the corporate entity and specific trade receivables and payables, all at our subsidiary in Spain, which are denominated in US dollars. Our foreign currency exchange-rate exposure on the intercompany balances and the trade receivables and payables is mitigated by the use of foreign exchange contracts which are effective as a means of minimizing exposure and reducing risk from exchange rate fluctuations related to these specific transactions. We actively monitor our foreign currency exchange-rate exposure and manage our foreign exchange contract positions to maintain the effectiveness of this risk mitigation process.

        As of December 31, 2002, we had the following foreign exchange forward contracts outstanding:

	Notional Amount Buy (Sell)	Fair Value (Gain) Loss
	(In thousands)
Foreign exchange sell contracts:
US Dollars	$(7,547)	$(357)
Foreign exchange buy contracts:
US Dollars	$16,016	$828

        At December 31, 2002, we had $7.4 million in U.S. denominated trade receivables and $16.0 million in U.S. denominated trade payables at our subsidiary in Spain. The net unrealized gain (loss) on these balances was immaterial as of December 31, 2002 due to the use of foreign exchange contracts. A hypothetical 10% fluctuation in the foreign currency exchange rate between the Euro and the US dollar would result in a change in unrealized gain/loss of $0.9 million.

Item 8. Financial Statements and Supplementary Data

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

	Three Months Ended
	Dec. 31, 2002	Sep. 29, 2002	June 30, 2002	Mar 31, 2002	Dec. 31, 2001	Sep. 30, 2001	July 1, 2001	April 1, 2001
	(In thousands, except per share data)
Net sales	$208,955	$201,593	$227,831	$215,366	$271,540	$318,247	$403,505	$528,708
Gross profit	17,380	17,141	22,811	18,280	19,842	23,828	32,217	34,136
Income (loss) before extraordinary loss	(5,348)	(8,432)	4,269	(7,186)	(24,095)	(64,499)	(7,628)	1,082
Net income (loss)	$(5,348)	$(8,432)	$238	$(7,186)	$(24,095)	$(64,499)	$(7,628)	$1,082
Net income (loss) applicable to common stockholders	$(6,283)	$(9,150)	$(628)	$(7,329)	$(24,095)	$(64,499)	$(7,628)	$1,082
Diluted income (loss) per share:
Income (loss) before extraordinary loss	$(0.19)	$(0.28)	$0.11	$(0.23)	$(0.74)	$(1.92)	$(0.23)	$0.03
Extraordinary loss	—	—	(0.10)	—	—	—	—	—
Net income (loss)	$(0.19)	$(0.28)	$0.01	$(0.23)	$(0.74)	$(1.92)	$(0.23)	$0.03
Weighted average shares outstanding	33,054	32,584	39,207	32,379	32,581	33,647	33,547	33,673

        Our quarterly operating results are subject to fluctuations and seasonality. Our first quarters are typically subject to lower volumes of customer orders as compared to our fourth quarters due to the seasonal nature of the sales of certain significant customers, resulting in lower utilization of manufacturing capacity in the first quarter which may adversely affect our operating results.

        All other information generally required by this item is included in Item 15 of Part IV of this Report and is incorporated into this item by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 10. Directors and Executive Officers of the Registrant

        The information required by Item 10 is contained at the end of Part I of this Report under the heading "Executive Officers of the Registrant" and is incorporated by reference to the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2002.

Item 11. Executive Compensation

        The information required by Item 11 is incorporated by reference to the section captioned "Executive Compensation and Other Matters", "Employment Contracts and Change in Control Agreements" and "Election of Directors—Director Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information required by Item 12 is incorporated herein by reference to the section captioned "Beneficial Ownership of Voting Stock" in the Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2002.

        The following table summarizes information with respect to options under our equity compensation plans at December 31, 2002:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	6,496,891	$7.69	5,942,511	(2)
Equity compensation plans not approved by security holders(3)	107,644	$7.67	292,356

Total	6,604,536	$7.69	6,234,867

(1)
Excluding securities reflected in column 1, "Number of securities to be issued upon exercise of outstanding options, warrants and rights."

(2)
Includes 485,861 shares of common stock reserved for future issuance under our 2000 Employee Stock Purchase Plan.

(3)
The 2000 Non-Qualified Stock Option Plan is our only equity compensation plan that has not been approved by our stockholders. For further details about the 2000 Non-Qualified Stock Option Plan and our other plans, see Note 15 of the Notes to the Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions

        Information required by Item 13 is incorporated herein by reference to the section captioned "Transactions with Related Parties" in the Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2002.

Item 14. Controls and Procedures

        Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation and up to the filing date of this Annual Report on Form 10-K.

        It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
The following documents are filed as part of this Report:

1.
Consolidated Financial Statements (see index on page F-1 of this report).

2.
Quarterly Results of Operations (See Item 8 above). Financial Statement Schedule (see index on page F-1 of this report). This financial statement schedule should be read in conjunction with our consolidated financial statements, and related notes thereto.

  Schedules not listed in the Index to Consolidated Financial Statements and Schedule have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

  3.
  Exhibits. See Item 15(c) below.

(b)
Reports on Form 8-K.

  On December 4, 2002, the Company filed a Current Report on Form 8-K to report under Item 9 (REGULATION FD DISCLOSURE) that on November 27, 2002, the Company mailed a dividend notice, set forth in Item 7 (EXHIBITS), to the then current shareholders of the Company's 5.25% Series A Convertible Preferred Stock.

(c)
Exhibits. The exhibits listed on the Exhibit Index below are filed as part of, or incorporated by reference into, this Report.

(d)
Financial Statement Schedules. See Item 15(a) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March 2003.

MANUFACTURERS' SERVICES LIMITED
By:	Name: Robert C. Bradshaw Title: CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER AND PRESIDENT

* * * *

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

Robert C. Bradshaw	Chairman of the Board and Director, Chief Executive Officer and President (Principal executive officer)	March 31, 2003
Albert A. Notini	Executive Vice President and Chief Financial Officer (Principal financial officer)	March 31, 2003
Richard J. Gaynor	Vice President and Corporate Controller (Principal accounting officer)	March 31, 2003
Thompson Dean	Director	March 31, 2003
Karl Wyss	Director	March 31, 2003
William Weyand	Director	March 31, 2003
Dermott O'Flanagan	Director	March 31, 2003
Curtis S. Wozniak	Director	March 31, 2003

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1(1)	Securities Purchase Agreement dated as of January 20, 1995 by and among MSL and the parties listed therein.
2.2(1)	Warrant Agreement dated as of August 31, 1995 by and among MSL, Bank of America National Trust and Savings Association and the parties listed therein.
2.3(1)	Preferred Stock and Warrant Subscription Agreement dated as of November 26, 1999 by and among MSL and the parties listed therein.
2.4(1)	Escrow Agreement dated as of November 26, 1999 by and among MSL and the parties listed therein.
2.5(1)	Asset Purchase Agreement dated as of November 19, 1999 among 3Com Corporation, MSL and Manufacturers' Services Salt Lake City Operations, Inc.
2.6(2)	Asset Purchase Agreement dated as of September 26, 2000 among 3Com Corporation, MSL and Manufacturers' Services Salt Lake City Operations, Inc.
3.1(1)	Restated Certificate of Incorporation of MSL.
3.2(1)	Amended and Restated By-Laws of MSL.
3.4(5)	Amended and Restated Articles of Incorporation of MSL.
3.3(1)	Form of certificate representing shares of common stock, $.001 par value per share.
4.1(1)	Stockholders Agreement dated as of January 20, 1995 by and among MSL and the stockholders named therein.
4.2(1)	Stockholders Agreement Amendment dated November 26, 1999 by and among MSL and the stockholders named therein.
4.3(1)	Credit Agreement dated August 21, 1998 among MSL, MSL Overseas Finance B.V. and the lenders named therein.
4.4(1)	First Amendment to Credit Agreement and Limited Waiver dated as of February 26, 1999 by and among MSL, MSL Overseas Finance B.V. and the lenders named in the Credit Agreement.
4.5(1)	Second Amendment to Credit Agreement and Consent dated as of November 23, 1999 by and among MSL, MSL Overseas Finance B.V. and the lenders named in the Credit Agreement.
4.6(4)	First Amended and Restated Credit Agreement dated as of September 29, 2000 by and between MSL and the lenders named in the Credit Agreement.
4.7(4)	First Amendment Agreement and Consent dated as of September 29, 2000 by and between MSL and the lenders named therein.
4.8(3)	First Amendment to First Amended and Restated Credit Agreement dated as of October 25, 2000 by and between MSL and the lenders named therein.
4.9(5)	Second Amendment to First Amended and Restated Credit Agreement dated as of March 2, 2001 by and between MSL and the lenders named therein.
4.10(7)	Third Amendment to First Amended and Restated Credit Agreement dated as of October 18, 2001 by and between MSL and the lenders named therein.
4.11(9)	Certificate of Designations of 5.25% Series A Convertible Preferred Stock of MSL dated March 14, 2002.
4.12(11)	Credit Agreement dated as of June 20, 2002 by and between MSL and the lenders named therein.
10.1(1)	Employment Agreement dated as of January 20, 1995 by and between MSL and Kevin C. Melia.
10.2(1)	Employment Letter dated as of June 20, 1997 by and between MSL and Robert E. Donahue.

10.3(1)	Employment Letter dated as of September 27, 1995 by and between MSL and Rodolfo Archbold.
10.4(1)	Employment Letter dated as of January 4, 1996 by and between MSL and Dale R. Johnson.
10.5(1)	Severance Letter dated June 25, 1996 by and between MSL and Dale R. Johnson.
10.6(1)	Employment Letter dated as of January 23, 1998 by and between MSL and James N. Poor.
10.7(1)	Second Amended and Restated Non-Qualified Option Plan.
10.8(1)	Form of 2000 Equity Incentive Plan.
10.9(1)	Form of 2000 Employee Stock Purchase Plan.
10.10(1)	Form of Indemnification Agreement.
10.11(1)	Office/Warehouse Lease dated as of April 14, 1997 by and between Amberjack, Ltd. and Manufacturers' Services Limited-Roseville, Inc.
10.12(1)	Lease dated as of May 5, 1998 by and between International Business Machines Corporation and Manufacturers' Services Western U.S. Operations, Inc.
10.13(1)+	Supply Agreement dated as of November 27, 1999 buy and between MSL and 3Com Corporation.
10.14(1)+	Outsourcing Agreement dated as of June 1, 1998 by and between International Business Machines Corporation and Manufacturers' Services Western US Operations, Inc.
10.15(1)+	Manufacturing, Integration and Fulfillment Contract dated as of June 26, 1998 by and between International Business Machines S.A. and Global Manufacturers' Services—Valencia.
10.16(1)+	Global Requirements Agreement No. MSL 183G dated as of July 30, 1997 by and between MSL and Iomega Corporation.
10.17(1)+	Supply Agreement dated as of November 27, 1999 by and between MSL and Palm Computing, Inc.
10.18(1)+	Manufacturing Services Agreement dated as of June 1, 1999 by and between Hewlett-Packard Singapore Pte Ltd. and Manufacturers' Services Singapore Pte Ltd
10.19(1)	2000 Cash Incentive Compensation Plan.
10.20(4)+	Supply Agreement dated as of September 26, 2000 between Manufacturers' Services Salt Lake City Operations, Inc. and 3Com Corporation.
10.21(4)+	Lease dated as of September 26, 2000 by and between 3Com Corporation and Manufacturers' Services Salt Lake City Operations, Inc.
10.22(4)	2000 Non-employee Director Stock Option Plan, as amended.
10.23(4)	2000 Non-qualified Stock Option Plan.
10.24(4)	Second Amended and Restated Non-qualified Stock Option Plan, as amended.
10.25(4)	2000 Equity Incentive Plan, as amended.
10.26(5)	Form of Change in Control Agreement for Kevin Melia, Robert Donahue, Albert Notini, Rodolfo Archbold, James Poor, Alan Cormier, Richard Gaynor, Francis Binder, Richard Buckingham and Sam Landol.
10.27(5)+	First Amendment to Supply Agreement between Manufacturers' Services Salt Lake City Operations, Inc. and Palm, Inc., effective as of December 1, 2000.
10.28(5)	Amendment to Employment Letter dated as of September 27, 1995 between MSL and Rodolfo Archbold.
10.29(5)+	First Amendment to Supply Agreement between Manufacturers Services Salt Lake City Operations, Inc. and 3Com Corporation, effective as of January 15, 2001.
10.30(6)	2000 Equity Incentive Plan, as amended.
10.31(6)	2000 Employee Stock Purchase Plan, as amended.
10.32(6)	2000 Non-Qualified Stock Option Plan, as amended.

10.33(7)	Amendment to Supply Agreement between Manufacturers Services Salt Lake City Operations, Inc. and 3Com Corporation effective as of September 14, 2001.
10.34(8)+	Amendment to the Outsourcing Agreement dated as of June 1, 1998 by and between International Business Machines Corporation and Manufacturers' Services Western US Operations, Inc.
10.35(8)	Severance Agreement effective March 29, 2002 by and between MSL and Robert E. Donahue.
10.36(8)	Employment Agreement dated as of January 2, 2002 by and between MSL and Kevin C. Melia.
10.37(8)	Employment Agreement dated as of January 31, 2002 by and between MSL and Albert A. Notini.
10.38(8)	Employment Agreement dated as of December 19, 2002 by and between MSL and Robert C. Bradshaw.
10.39(8)	Employment Agreement dated as of January 30, 2002 by and between MSL and Santosh Rao.
10.40(8)	Form of Change in Control Agreement for Santosh Rao, Bruce Leasure, Dewayne Rideout.
10.41(10)	Severance Agreement effective March 29, 2002 by and between MSL and Rodolfo Archbold.
10.42(11)	Severance Agreement effective March 29, 2002 by and between MSL and James N. Poor.
10.43(11)	2000 Equity Incentive Plan, as amended on May 15, 2002.
10.44(11)	2000 Employee Stock Purchase Plan, as amended on May 15, 2002.
10.45(11)	2000 Non-Employee Director Stock Option Plan, as amended on May 15, 2002
10.46(12)	Credit Agreement Dated June 20, 2002 among the Company, Bank of America N.A. and certain other financial institutions named therein.
10.47(13)	Accession Agreement dated August 22, 2002 among Congress Financial Corporation, Bank of America, MSL, et al.
10.48(13)	Notice of Assignment and Acceptance dated August 21, 2002 among HSBC Business Credit (USA) Inc., Bank of America, N.A. and MSL.
10.49(13)	Notice of Assignment and Acceptance dated August 20, 2002 among Orix Financial Services, Bank of America, N.A. and MSL.
10.50	Severance Agreement effective January 2, 2003 by and between MSL and Kevin C. Melia
10.51	Amendment No. 1 dated August 16, 2002 to the Credit Agreement dated June 20, 2002 by and among the Company, Bank of America, N.A. and certain other financial institutions named therein.
10.52	Amendment and Waiver No. 2 dated as of December 2002 to the Credit Agreement dated June 20, 2002 by and among the Company, Bank of America, N.A. and certain other financial institutions named therein.
10.53	Waiver and Undertaking Agreement No. 3 dated as of February 2003 to the Credit Agreement dated June 20, 2002 by and among the Company, Bank of America, N.A. and certain other financial institutions named therein.
10.54	Waiver Agreement No. 4 dated March 21, 2003 to the Credit Agreement dated June 20, 2002 by and among the Company, Bank of America, N.A. and certain other financial institutions named therein.
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.

99.1	Certification

+
Confidential treatment requested as to certain portions which portions have been filed separately with the Securities and Exchange Commission.

(1)
Filed as an Exhibit to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-96227), filed on February 4, 2000.

(2)
Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on October 11, 2000.

(3)
Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on December 5, 2000.

(4)
Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2000.

(5)
Filed as an Exhibit to the Registrant's Annual Report on Form 10-K filed on April 2, 2001.

(6)
Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2001.

(7)
Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2001.

(8)
Filed as an Exhibit to the Registrant's Annual Report on Form 10-K filed on March 29, 2002.

(9)
Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on March 18, 2002.

(10)
Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2002.

(11)
Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2002.

(12)
Filed as an Exhibit to the Registrant's Current Report on Form 8-K filed on June 28, 2002.

(13)
Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 2002.

CERTIFICATIONS PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Robert C. Bradshaw, certify that:

1.
I have reviewed this annual report on Form 10-K of Manufacturers' Services Limited;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	/s/ ROBERT C. BRADSHAW Robert C. Bradshaw Chief Executive Officer

CERTIFICATION

I, Albert A. Notini, certify that:

1.
I have reviewed this annual report on Form 10-K of Manufacturers' Services Limited;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	/s/ ALBERT A. NOTINI Albert A. Notini Chief Financial Officer

MANUFACTURERS' SERVICES LIMITED
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Report of Independent Accountants

To the Board of Directors and Stockholders of
Manufacturers' Services Limited:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Manufacturers' Services Limited and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note 6 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

PricewaterhouseCoopers LLP
Boston, Massachusetts

January 28, 2003, except for
Note 1 and Note 20, as to which
the date is March 27, 2003

MANUFACTURERS' SERVICES LIMITED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$48,955	$30,906
Accounts receivable, less allowance for doubtful accounts of $2,753 and $11,440 at December 31, 2002 and 2001, respectively	109,083	172,822
Inventories	98,827	126,328
Prepaid expenses and other current assets	21,945	27,860

Total current assets	278,810	357,916
Property and equipment, net	34,659	52,681
Goodwill, net	8,441	8,241
Other intangible assets, net	—	3,706
Other assets	9,497	14,276

Total assets	$331,407	$436,820

Liabilities, Convertible Preferred Stock and Stockholders' Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$5,654	$6,477
Accounts payable	127,085	150,216
Accrued expenses and other current liabilities	39,157	49,224

Total current liabilities	171,896	205,917
Long-term debt and capital lease obligations	18,003	114,083
Other liabilities	5,260	3,114

Total liabilities	195,159	323,114
Commitments and contingencies (Note 10)
Convertible preferred stock, $0.001 par value, 830,000 shares authorized; 830,000 and 0 shares issued and outstanding at December 31, 2002 and 2001, respectively (liquidation value of $50 per share at December 31, 2002)	35,551	—
Stockholders' equity:
Preferred stock, $0.001 par value, 4,170,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 34,725,397 shares issued and 33,174,177 outstanding at December 31, 2002 and 33,829,127 issued and 32,277,907 outstanding at December 31, 2001	35	34
Additional paid in capital	264,809	264,359
Accumulated deficit	(150,264)	(129,536)
Accumulated other comprehensive loss	(7,136)	(14,404)
Treasury stock, at cost; 1,551,220 shares at December 31, 2002 and 2001	(6,747)	(6,747)

Total stockholders' equity	100,697	113,706

Total liabilities, convertible preferred stock and stockholders' equity	$331,407	$436,820

The accompanying notes are an integral part of these consolidated financial statements.

MANUFACTURERS' SERVICES LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Year Ended December 31,
	2002	2001	2000
Net sales	$853,745	$1,522,000	$1,758,101
Cost of goods sold	778,133	1,411,977	1,660,311

Gross profit	75,612	110,023	97,790
Operating expenses:
Selling, general and administrative	67,437	95,695	62,978
Amortization of goodwill and intangibles	3,706	8,489	7,363
Restructuring and asset write-downs	13,488	91,933	—
Other operating income	(800)	—	—
Legal settlement	—	—	6,000

Total operating expenses	83,831	196,117	76,341
Operating income (loss)	(8,219)	(86,094)	21,449
Interest expense, net	(6,979)	(20,115)	(17,729)
Gain on change in fair value of derivative	530	—	—
Foreign exchange gain (loss)	115	338	(2,026)
Other income	—	11,255	140

Income (loss) before provision for income taxes and extraordinary loss	(14,553)	(94,616)	1,834
Provision for income taxes	2,144	524	3,057

Loss before extraordinary loss	(16,697)	(95,140)	(1,223)
Extraordinary loss on extinguishment of debt	(4,031)	—	(2,812)

Net loss	$(20,728)	$(95,140)	$(4,035)

Net loss applicable to common stockholders	$(23,390)	$(95,140)	$(25,959)

Basic loss per share:
Loss before extraordinary loss	$(0.59)	$(2.86)	$(0.88)
Extraordinary loss	(0.12)	—	(0.11)

Net loss	$(0.72)	$(2.86)	$(0.98)

Weighted average shares outstanding	32,622	33,304	26,411
Diluted loss per share:
Loss before extraordinary loss	$(0.59)	$(2.86)	$(0.88)
Extraordinary loss	(0.12)	—	(0.11)

Net loss	$(0.72)	$(2.86)	$(0.98)

Weighted average shares outstanding	32,622	33,304	26,411

The accompanying notes are an integral part of these consolidated financial statements.

MANUFACTURERS' SERVICES LIMITED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common stock
					Accumulated other comprehensive income (loss)
	Number of shares	Amount	Additional paid in capital	Accumulated deficit		Treasury stock	Comprehensive income (loss)	Total stockholders' equity
Balance at December 31, 1999	19,589	$20	$88,471	$(30,361)	$(9,509)	$—		$48,621
Net loss				(4,035)			$(4,035)	(4,035)
Translation adjustment					(2,704)		(2,704)	(2,704)

Comprehensive income (loss)							(6,739)

Issuance of stock for cash	11,000	11	161,321					161,332
Issuance of stock for acquisitions	2,024	2	26,592					26,594
Exercise of stock options and warrants	487		2,318					2,318
Issuance of stock to employees	213		3,825					3,825
Issuance of stock to founders	34		421					421
Dividends declared on preferred shares			(3,464)					(3,464)
Accretion of preferred stock			(18,460)					(18,460)
Stockholder contribution for legal settlement			1,000					1,000

Balance at December 31, 2000	33,347	33	262,024	(34,396)	(12,213)	—		215,448
Net loss				(95,140)			(95,140)	(95,140)
Translation adjustment					(2,191)		(2,191)	(2,191)

Comprehensive income (loss)							(97,331)

Issuance of stock for acquisitions	4		63					63
Exercise of stock options and warrants	40		133					133
Issuance of stock under employee stock purchase plan	438	1	2,139					2,140
Stock returned pursuant to contract amendment	(1,551)					(6,747)		(6,747)

Balance at December 31, 2001	32,278	34	264,359	(129,536)	(14,404)	(6,747)		113,706
Net loss				(20,728)			(20,728)	(20,728)
Translation adjustment					7,268		7,268	7,268

Comprehensive income (loss)							(13,460)

Exercise of stock options	79		319					319
Accretion of preferred stock			(1,020)					(1,020)
Dividends declared on preferred shares			(1,642)					(1,642)
Issuance of stock for preferred stock dividend	492	1	1,642					1,643
Issuance of stock under employee stock purchase plan	325		1,151					1,151

Balance at December 31, 2002	33,174	$35	$264,809	$(150,264)	$(7,136)	$(6,747)		$100,697

The accompanying notes are an integral part of these consolidated financial statements.

MANUFACTURERS' SERVICES LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows relating to operating activities:
Net loss	$(20,728)	$(95,140)	$(4,035)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,274	33,539	29,298
Amortization of capitalized finance fees	2,503	2,857	1,089
Write off of capitalized bank fees	4,031	—	2,812
Change in fair value of derivative	(530)	—	—
Additions to allowance for doubtful accounts	6,054	11,721	1,718
Non cash charge for stock and option issuances	633	1,010	5,229
Foreign exchange (gain) loss	(152)	685	455
Deferred taxes	562	(3,866)	755
Write-downs and loss on disposal of fixed assets	6,932	61,805	—
Stock returned pursuant to contract amendment	—	(6,747)	—
Litigation settled by shareholder	—	—	1,000
Changes in operating assets and liabilities:
Accounts receivable	67,346	174,186	(227,242)
Inventories	35,573	233,033	(197,383)
Prepaid expenses and other assets	4,312	14,025	(17,031)
Accounts payable	(28,935)	(317,163)	288,150
Accrued expenses and other liabilities	(12,537)	(2,215)	16,248

Net cash provided by (used in) operating activities	86,338	107,730	(98,937)

Cash flows relating to investing activities:
Acquisition of businesses, net of cash acquired	(5,250)	—	(3,763)
Intangible assets acquired	—	(1,393)	(5,972)
Proceeds from sale of fixed assets	4,025	324	7,352
Purchases of property and equipment	(4,303)	(14,803)	(43,530)
Cost of internal use software	(435)	(1,367)	(11,558)

Net cash used in investing activities	(5,963)	(17,239)	(57,471)

Cash flows relating to financing activities:
Proceeds from long-term debt	9,189	—	110,000
Net proceeds from (payments on) revolving line of credit	(111,811)	(62,500)	22,700
Net proceeds from new credit facilities	10,406	—	—
Payments on term loans	(666)	(850)	(74,857)
Repayments of capital lease obligations and other long-term debt	(6,679)	(6,769)	(8,101)
Debt issuance costs	(4,605)	(1,197)	(7,892)
Proceeds from exercise of stock options	319	196	2,051
Proceeds from employee stock purchase plan	1,151	2,140	—
Proceeds from issuance of common stock, net of issuance costs	—	—	161,332
Proceeds from issuance of convertible preferred stock and warrants, net of issuance costs	37,720	—	—
Retirement of redeemable preferred stock	—	—	(57,000)
Preferred dividends paid	—	—	(4,135)

Net cash (used in) provided by financing activities	(64,976)	(68,980)	144,098

Effect of foreign exchange rate changes on cash	2,650	(993)	(1,484)

Net increase (decrease) in cash	18,049	20,518	(13,794)
Cash and cash equivalents at beginning of year	30,906	10,388	24,182

Cash and cash equivalents at end of year	$48,955	$30,906	$10,388

Supplemental cash flow data:
Interest paid	$4,249	$16,742	$16,574
Taxes paid	$2,517	$2,238	$3,269
Assets acquired under capital leases	$16	$170	$11,706
Preferred stock dividends paid in stock	$1,642	$—	$—
Warrants issued in preferred stock offering	$3,189	$—	$—
Assets acquired through issuance of common stock	$—	$—	$26,594
Debt issuance costs added to term loan	$—	$647	$—

The accompanying notes are an integral part of these consolidated financial statements.

\

MANUFACTURERS' SERVICES LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

1.    Description of Operations

        Manufacturers' Services Limited (the "Company" or "MSL") is a leading global provider of advanced electronics manufacturing services ("EMS") to original equipment manufacturers ("OEMs"). The Company has developed relationships with leading OEMs in a diverse range of industries, including industrial equipment, commercial avionics, retail infrastructure, medical products, voice and data communications, network storage, office equipment, computers, computer peripherals and consumer electronics. The Company provides OEMs with a range of integrated supply chain solutions that address all stages of our customers' product life cycle, including engineering and design, new product introduction, global supply chain management, printed circuit board assembly, high speed automated manufacturing, final product assembly including configure-to-order and build-to-order, integration and testing of complex systems, fulfillment and distribution, and after-market services. The Company has established a network of manufacturing facilities in the world's major electronics markets, including North America, Europe and Asia. The Company operates in one business segment, electronics design and manufacturing services.

        Borrowings under the Company's credit facilities are dependent upon a borrowing base calculation derived from accounts receivable and inventory. Availability of borrowings fluctuates according to the quantity and quality of the Company's receivables and inventory and the legal jurisdiction of the Company's receivables and inventory. Borrowings under our 2002 Credit Agreement could be limited by a number of factors, including the following:

  •
  revenue reductions from decreased customer demand or lost customers causing lower borrowing assets, particularly accounts receivable,

  •
  a lower percentage of our business being conducted in the US and Mexico,

  •
  deterioration in the value of the assets comprising the borrowing base, or

  •
  failure to comply with Credit Agreement covenants.

        The Company was in compliance with all covenants under our 2002 Credit Agreement as of December 31, 2002. The Company has received from its lending institutions an amendment to its 2002 Credit Agreement that permanently excludes from its covenant calculations the $5,412 charge resulting from a customer bankruptcy (see Note 20).

        The Company has requested and received from its lenders participating in its 2002 Credit Agreement, a modification to the fixed charge coverage ratio and the consolidated trailing 12 month adjusted domestic EBITDA covenants in the 2002 Credit Agreement for the second quarter of 2003.

        In the event it does not have adequate funding from the 2002 Credit Agreement, the Company would work with its lending institutions to modify the 2002 Credit Agreement or identify other sources of capital to obtain necessary debt or equity financing. In such a circumstance, there is no assurance the Company would be able to modify the 2002 Credit Agreement with existing lenders or obtain alternative debt or equity financing to satisfy its funding needs.

        The Company intends to fund its operating expenses, capital expenditures and debt obligations over the next twelve months with current cash and cash equivalents, cash generated from operations and available borrowings under its revolving credit facility. The amount of cash generated from operations will be dependent upon such factors as the successful execution of the Company's business plan and worldwide economic conditions. While there can be no assurance the Company will have sufficient funds to meet its cash requirements over the next twelve months, the Company believes that funds generated from operations and borrowings under its credit facility will be adequate to meet its anticipated future operating expenses, capital expenditures and debt obligations for at least the next twelve months.

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

  Inventories

        Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (FIFO) method. The Company provides inventory reserves for excess, obsolete or damaged inventory based on changes in customer demand, technology or other economic factors.

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

  Property and Equipment

        Property and equipment are recorded at cost. Depreciation is computed based on the estimated useful lives of the respective assets, using the straight-line method. Estimated useful lives are as follows:

Machinery and equipment	5 to 10 years
Buildings and leasehold improvements	5 to 45 years
Computer equipment	3 to 4 years
Furniture and fixtures	10 years

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

        Other assets are comprised of the following:

	December 31,
	2002	2001
Debt issuance costs, net	$3,583	$5,512
Internal use software costs, net	5,810	8,138
Other	104	626

	$9,497	$14,276

        Amortization of debt issuance costs for the periods ended December 31, 2002, 2001 and 2000 was $2,503, $2,857 and $1,089, respectively. In 2002 and 2000, the Company recorded extraordinary losses, net of taxes, of $4,031 and $2,812, respectively, in writing off debt issuance costs related to certain changes in the Company's credit facilities (see Note 8).

        The gross cost of internal use software at December 31, 2002 and 2001 was $19,042 and $18,188, respectively. Amortization of internal use software costs for the periods ended December 31, 2002, 2001 and 2000 was $2,985, $4,395 and $3,351, respectively.

  Goodwill and Other Intangible Assets

        The Company adopted SFAS 142, "Goodwill and Other Intangible Assets" as of January 1, 2002. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually. With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. SFAS 142 also requires the completion of an annual impairment test which is performed at the end of the Company's second quarter.

  Impairment of Long Lived Assets

        The Company evaluates identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144, which superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", was adopted by the Company effective January 1, 2002.

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

  Revenue Recognition

        The Company's net sales are derived from manufacturing services, including engineering and design, new product introduction, global supply chain management, printed circuit board assembly, high speed automated manufacturing, final product assembly including configure-to-order and build-to-order, integration and testing of complex systems, fulfillment and distribution, and after-market services. The Company recognizes revenue at the point at which both title and risk of ownership pass to the customer, which is typically upon shipment of the product, provided no post delivery obligations remain and collectibility is reasonably assured. Most of the Company's supply contracts contain customer acceptance clauses. However, the Company does not consider these clauses to be substantive because it can and does replicate the customer acceptance test environment and perform the agreed upon product testing prior to shipment. Service revenues are recognized as such services are rendered. Shipping and handling costs are recorded within cost of goods sold.

        In general, the Company's sales are made pursuant to supply contracts. These contracts specify the terms of the arrangements, the points at which title and transfer of risk of loss occur and payment terms. These arrangements also specify contractual rights and obligations concerning the establishment of cost standards and resulting purchase price variances and revaluation of cost standards and excess and obsolete inventory. The supply contracts typically contain provisions allowing the Company to sell, and requiring the customer to purchase, excess or obsolete inventory arising from changes in customer forecasts back to the customer at the original price paid for the inventory, subject to timing and process variations on a customer-by-customer basis. Because sales under these provisions produce no margin and significantly reduce the Company's risk of ownership and loss with respect to excess inventory, the Company does not record these sales as revenue.

        Under some of its supply contracts the Company has very limited inventory risk since its customers own the inventory. In some cases the Company never owns the inventory and in other situations it may take ownership of the inventory only during the value-add manufacturing/assembly process and then immediately transfer ownership back to the customer. Under these types of arrangements, the Company may record revenue for only the net amount of the transaction (i.e. value-add portion and not the material content) in accordance with EITF No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent". The Company reviews the details of each contract to determine if it is the principal or agent in the transaction and whether or not it takes title to the product and has risks and rewards of ownership. If it is determined that the Company is acting as an agent or broker without assuming the risks and rewards of ownership of the inventory, it will report the transaction on a net basis and exclude the costs of inventory materials from its revenue and cost of sales.

        Certain of the Company's contracts contain guaranteed minimum purchase commitments over the life of the contracts. Such contracts require the customer to either purchase contractual minimum quantities or pay the Company for amounts in deficit of the minimum purchase commitment. These contracts may also contain quarterly sales price decreases. Therefore, in such instances the Company recognizes this revenue ratably over the term of the contract.

  Research and Development

        Research and development costs related to the Company's manufacturing processes are expensed currently and included in selling, general and administrative expenses. Costs related to manufacturing design services provided to customers are charged to cost of goods sold as services are rendered. Total expenditures on research and development for the years ended December 31, 2002, 2001 and 2000 were $4,895, $6,152, and $6,267, respectively.

  Warranty

        The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized. While the Company engages in extensive product quality programs and processes, the Company's warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company. Should actual product failure rates, utilization levels material usage, service delivery costs or supplier warranties on parts differ from the Company's estimates, revisions to the estimated warranty liability would be required.

Balance at December 31, 2001	$1,481
Accruals for warranties during the year	390
Settlements made during the year	(512)

Balance at December 31, 2002	$1,359

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

  Derivatives

        The Company has periodically entered into derivative contracts, primarily forward foreign exchange and option contracts to manage risk associated with firm commitments and existing transactions. The Company does not engage in currency speculation. These financial instruments are designed to minimize exposure and reduce risk from exchange rate fluctuations in the regular course of business. These contracts have maturities which do not exceed six months. Realized and unrealized gains and losses arising from forward currency contracts are recognized in income as offsets to the gains and losses resulting from the underlying transactions.

        The Company has a warrant derivative that it adjusts to fair value each quarter using the average of the Black-Scholes and Binominal pricing models. The warrants were issued in conjunction with the Company's preferred stock offering in March 2002. Any adjustment to the fair value is recorded as a non-operating gain (loss). The weighted average assumptions used in estimating the fair value at December 31, 2002, under both pricing models are as follows: risk free interest rate of 2.56%; volatility of 82%; time to expiration of 4.25 years and a Company stock price of $5.54. At December 31, 2002, the warrant's fair value was $2,659 as a result of the change in the market value of the Company's common stock.

  Comprehensive Income (Loss)

        Comprehensive income(loss) is defined as changes in equity of an enterprise except those resulting from shareholder transactions. The amounts shown on the consolidated statements of stockholders' equity related to translation adjustments for certain foreign operations.

  Earnings (Loss) Per Share

        Basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average number of shares outstanding during the reported period. Diluted net income (loss) per share gives effect to all potential common shares (stock options, stock warrants and convertible preferred stock) that were outstanding during the period, only when the effect of their inclusion would be dilutive.

  Concentrations of Credit Risk

        Financial instruments which potentially expose the Company to concentrations of credit risk include cash and cash equivalents, accounts receivable and foreign exchange contracts.

        The Company places its cash and cash equivalents in high credit qualified financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk in the Company's trade accounts receivable are substantially mitigated by the Company's credit evaluation process, reasonably short collection terms and geographical dispersion of sales transactions. Collateral is generally not required by the Company.

        The exposure to exchange risk from foreign exchange contracts is minimized since they are held with major financial institutions and because the impact of movements in currency exchange rates on such contracts offsets the related impact of such movements on recorded transactions and balances.

  Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, trade receivables, note receivable, other current assets, accounts payable, and accrued expenses, other current liabilities and capital lease obligations approximate their fair value due to their current nature. The carrying value of Company's mortgage loan approximates its fair value due to its variable interest rate. The carrying value of the Company's term loan approximates its fair value

  Use of Estimates

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

  Stock-Based Compensation

        The Company's employee stock compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations, which are described more fully in Note 15. Under this method, no compensation expense is recognized as long as the exercise price equals or exceeds the market price of the underlying stock on the date of grant. The Company elected the disclosure-only alternative permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") for fixed stock-based awards to employees. All non-employee stock-based awards are accounted for in accordance with SFAS 123.

        The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. The Company's employee stock options have characteristics significantly different from those of traded options; therefore, the Black-Scholes option pricing model may not provide a reliable measure of the fair value of the Company's options

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Year Ended December 31,
	2002	2001	2000
Net loss available to common stockholders, as reported	$(23,390)	$(95,140)	$(25,959)
Deduct: Stock-based employee compensation expense determined under the fair value method	(5,878)	(5,321)	(2,890)

Pro forma net loss available to common stockholders	$(29,268)	$(100,461)	$(28,849)
Basis and Diluted net loss per share:
As reported	$(0.72)	$(2.86)	$(0.98)

Pro forma	$(0.90)	$(3.02)	$(1.09)

        The weighted average fair values of options granted during 2002, 2001 and 2000 were $3.55, $4.60 and $6.95 per share, respectively. The weighted average fair values of shares issued under the employee stock purchase plan during 2002 and 2001 were $2.23 and $1.59 per share, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Stock Options			ESPP
	2002	2001	2000	2002	2001
Volatility	80%	84%	49%	80%	84%
Risk-free interest rate	4.29%	4.55%	5.99%	2.03%	4.07%
Dividend yield	0%	0%	0%	0%	0%
Expected life of options	5 years	7 years	7 years	1 year	1 year

        In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"). This statement amends SFAS 123 and provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS 123. The standard is intended to encourage the adoption of SFAS 123 relating to the fair value based method of accounting for employee stock option. Under the provisions of SFAS 148, companies that choose to adopt the accounting provisions of SFAS 123 will be permitted to select from three transition methods: the prospective method, the modified prospective method and the retroactive restatement method. The prospective method, however, may no longer be applied for adoptions of the accounting provisions of SFAS 123 for periods beginning after December 15, 2003. SFAS 148 requires certain new disclosures that are incremental to those required by SFAS 123, which must also be made in interim financial statements. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 31, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The Company is currently reviewing the alternatives under the provisions of SFAS 148.

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

  Restructuring and Related Impairment Costs

        The Company has recorded restructuring and impairment costs in light of customer demand declines and economic downturns. These restructuring and impairment charges include employee severance and benefit costs, costs related to leased facilities that will be abandoned and subleased, costs related to leased equipment that will be abandoned and impairment of owned building and equipment that will be disposed of. The Company has recorded these charges in compliance with Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The recognition of restructuring charges requires that the Company make certain judgments and estimates regarding the nature, timing and amount of costs associated with these plans. The estimates of future liabilities may change, requiring additional restructuring charges or the reduction of liabilities already recorded. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with the restructuring programs.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The effect-on-adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. The Company does not anticipate that the adoption of this statement will have a material impact on our consolidated balance sheet or statement of operations.

  Other Recently Issued Accounting Pronouncements

        In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). It requires that a guarantor recognize, upon the issuance of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of the guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, as of December 31, 2002. The Company does not believe that the adoption of FIN 45 will have a material effect on its consolidated financial statements.

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections as of April 2002". FASB No. 145 eliminates FASB No. 4 "Reporting Gains and Losses from Extinguishment of Debt", which required companies to classify gains or losses from the extinguishment of debt as an extraordinary item, net of tax. As a result of this new FASB, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No.30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company does not believe that the extinguishment of debt will qualify as an extraordinary item as defined in APB 30, and therefore we will be required to classify these charges as operating expenses. The Company will adopt SFAS No. 145 on January 1, 2003, and will reclassify the extraordinary loss for all prior periods for comparative purposes.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" to be effective for all fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company will adopt SFAS No. 143 in fiscal 2003 and does not believe the adoption of SFAS No. 143 will have a material impact on its financial position, results of operations or cash flows.

3.    Inventories

        Inventories are comprised of the following:

	December 31,
	2002	2001
Raw materials and purchased inventory	$82,532	$107,399
Work-in-process	10,559	14,543
Finished goods	5,736	4,386

	$98,827	$126,328

4.    Prepaid and Other Current Assets

        Prepaid and other current assets are comprised of the following:

	December 31,
	2002	2001
Non-trade receivables	$1,554	$8,017
Value added and other miscellaneous tax receivables	4,884	6,159
Deferred tax assets	4,383	4,314
Other	11,124	9,370

	$21,945	$27,860

5.    Property and Equipment

        Property and equipment are comprised of the following:

	December 31,
	2002	2001
Machinery and equipment	$59,892	$63,986
Land, buildings and leasehold improvements	20,696	23,319
Computer equipment	15,088	16,567
Furniture and fixtures	2,049	2,048

	97,725	105,920
Less accumulated depreciation	(63,066)	(53,239)

	$34,659	$52,681

        Depreciation expense totaled $17,606, $20,655, and $18,583 for the years ended December 31, 2002, 2001 and 2000, respectively. Gross value of equipment under capital leases, primarily machinery and equipment, was $12,625 and $11,717 and the related accumulated depreciation on those assets totaled $7,850 and $5,735 at December 31, 2002 and 2001, respectively.

6.    Goodwill and Other Intangible Assets

        As described in Note 2, the Company adopted SFAS 142 on January 1, 2002. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually. As a result, the Company ceased all goodwill amortization and did not recognize approximately $1,094 of goodwill amortization expense that would have been recognized in the year ended December 31, 2002, under the previous accounting standard.

        SFAS 142 also requires the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle. The Company completed the transitional impairment test during the second quarter of 2002 and determined that no impairment existed as of the date of adoption. The Company is also required to perform goodwill impairment tests on an annual basis, which it did as of July 1, 2002, and determined that no impairment existed. Future goodwill impairment tests may result in a charge to earnings.

        The following table gives effect to the adoption of SFAS 142 as if the provisions had been adopted as of January 1, 2000. The net loss for the year ended December 31, 2002 is presented for comparison purposes as the effect of adoption is reflected in the Company's actual results of operations for this year.

	Year ended December 31,
	2002	2001	2000
NET LOSS
Reported net loss applicable to common stockholders	$(23,390)	$(95,140)	$(25,959)
Add back: goodwill amortization after tax	—	941	631

Adjusted net loss applicable to common stockholders	$(23,390)	$(94,199)	$(25,328)

BASIC EARNINGS PER SHARE
Reported net loss applicable to common stockholders	$(0.72)	$(2.86)	$(0.98)
Goodwill amortization after tax	—	0.03	0.02

Adjusted net loss applicable to common stockholders	$(0.72)	$(2.83)	$(0.96)

DILUTED EARNINGS PER SHARE
Reported net loss applicable to common stockholders	$(0.72)	$(2.86)	$(0.98)
Goodwill amortization after tax	—	0.03	0.02

Adjusted net loss applicable to common stockholders	$(0.72)	$(2.83)	$(0.96)

        Goodwill amortization for the years ended December 31, 2002, 2001 and 2000 was $0, $1,093 and $921, respectively. Changes in the net carrying amount of goodwill for the year ended December 31, 2002 was as follows:

Balance at December 31, 2001	$8,241
Foreign currency translation adjustment	200

Balance at December 31, 2002	$8,441

        Other intangible assets were acquired in connection with asset acquisitions and are comprised of the following:

	December 31, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer Relationships	$5,941	$5,941	$5,941	$2,235
Workforce in Place	—	—	494	494
Other	514	514	514	514

Total	$6,455	$6,455	$6,949	$3,243

        The intangible assets at December 31, 2002 and 2001, respectively, related to the Company's asset acquisition from 3Com in September 2000. These assets were being amortized on a straight-line basis over the remaining term of the Company's supply agreement with 3Com, which expired June 30, 2002. Amortization of other intangibles during the years ended December 31, 2002, 2001 and 2000 was $3,706, $7,396, and $6,443, respectively.

7.    Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities are comprised of the following:

	December 31,
	2002	2001
Payroll and other employee costs	$14,014	$14,907
Restructuring accrual	5,545	12,523
Value added tax and withholding tax payable	2,038	2,018
Deferred revenue	2,964	7,245
Income taxes payable	4,157	4,474
Other	10,439	8,057

	$39,157	$49,224

8.    Long-Term Debt and Capital Lease Obligations

        Long-term debt and capital lease obligations are comprised of the following:

	December 31,
	2002	2001
Term loan	$10,309	$84,585
Revolving facility	—	$28,300
Mortgage loan	10,102	—
Other	950	2,506
Obligations under capital leases	2,296	5,169

	23,657	120,560
Less: Current portion	5,654	6,477

	$18,003	$114,083

  Credit Agreement

        On August 21, 1998, the Company entered into a six-year credit agreement (the "Credit Agreement") with a consortium of banks, including an affiliate of a significant stockholder, comprising of a $50,000 bank term loan facility and a $75,000 revolving credit facility. During the quarter ended April 2, 2000, the Company amended the Credit Agreement to increase its borrowings with an additional term loan of $25,000. In June 2000, the Company repaid its term loan, which had an outstanding balance of $49,125, in connection with its initial public offering of its common stock (Note 12) and also paid down the balance in its revolving credit facility of $50,286. In connection with the repayment of the term loan, an extraordinary loss of $627 was recognized in June 2000 related to the write-off of deferred financing costs on the term loan.

        In August 2000, the Company replaced the Credit Agreement with a $175,000 revolving credit facility (the "2000 Credit Agreement") secured by substantially all domestic assets and a pledge of 66% of the shares of foreign subsidiaries. In September 2000, the Company amended the 2000 Credit Agreement, increasing borrowings through an $85,000 term loan. In connection with the replacement of the previous credit facility, an extraordinary loss of $2,185, net of a $266 tax benefit, was recorded. The Company capitalized $7,352 of debt issuance costs incurred in connection with the closing of the 2000 Credit Agreement and the amendment for the term loan.

        In October 2001, the Company amended the 2000 Credit Agreement to modify certain definitions upon which the financial tests in certain covenants are calculated and to increase the applicable annual interest by 1.00%. The Company capitalized $1,471 of debt issuance costs incurred in connection with the October 2001 amendment to the 2000 Credit Agreement.

        In June 2002, the Company replaced the 2000 Credit Agreement with a $110,500 credit facility consisting of a $100,000 senior secured revolving credit facility and a $10,500 three-year term loan (the "2002 Credit Agreement"). In August 2002, the 2002 Credit Agreement was amended to increase the senior secured revolving credit facility to $120,000 in connection with the final syndication of the facility. The 2002 Credit Agreement has a final maturity date of June 20, 2005 and is secured by substantially all domestic assets and a pledge of 65% of the shares of foreign subsidiaries. Restrictive covenants for the 2002 Credit Agreement include restrictions on leverage ratios as well as covenants requiring minimum net worth, EBITDA and fixed charge coverage ratios. A weekly borrowing base is determined based upon domestic receivables and domestic inventory. The three-year term loan has a regular quarterly amortizing payment of $333 payable on the first business day of each quarter, with the remaining outstanding balance due at maturity. At December 31, 2002, there were no outstanding borrowings against the revolver.

        In connection with the replacement of the 2000 Credit Agreement, an extraordinary loss of $4,031 was recorded in the second quarter of 2002, net of a $0 tax benefit. This extraordinary loss related to the write-off of deferred financing costs under the previous credit facility. The Company capitalized $4,352 of debt issuance costs incurred in connection with the 2002 Credit Agreement. The total capitalized costs will be amortized over a three-year period on a straight-line basis, representing approximately $360 per quarter in non-cash charges.

        Borrowings under the revolving credit facility are limited to the sum of 85% of all eligible accounts receivable of the U.S. domestic subsidiaries of the Company and 85% of the orderly liquidation value of the eligible inventory of the U.S. domestic subsidiaries. Borrowings are limited further by any outstanding letters of credit, which were $2,989 at December 31, 2002. The revolving credit facility provides for an annual commitment fee of 0.50% on the unused portion of the revolving credit facility, payable quarterly in arrears. The cost of borrowing under the revolving credit facility is either the base rate (the bank's prime rate) or LIBOR, plus the applicable spread costs. The Company has the option of choosing either the base rate or LIBOR. In the first year the spread cost is fixed for base rate and LIBOR loans. The spread on the base rate loans is 1.75% over the base rate and the spread on the LIBOR loans is the chosen LIBOR period rate plus 3.25%. In the second and third years the spreads will reset quarterly based on the average net availability of borrowings for the preceding quarter. The spread on the base rate loans will be between 1.25% and 2.25% and the spread on the LIBOR loans will be between 2.5% and 3.5%. The interest rate under the term loan is equal to the sum of the Cash Interest Rate (which is the greater of (i) the base rate in effect plus 6.0% or (ii) 11.0%) plus the Deferred Interest Rate (which is equal to 3.0%). The interest rate on the term loan at December 31, 2002 was 14.0%.

        The 2002 Credit Facility requires the Company to obtain within 180 days of the closing (and maintain at all times), interest rate hedging agreements covering a notional amount of not less than $10,000 of the revolving credit facility, provided, that upon the request of the administrative agent, the Company must increase the amount covered by the hedge agreements up to an aggregate amount equal to 25% of the aggregate outstanding balance of the revolving loans at such time. However, in no event shall the aggregate amount covered by such hedge agreements at any time exceed $20,000. Since the Company had no revolving loans outstanding at December 31, 2002, it received a temporary 90 day waiver of the interest rate hedge requirement and has not entered into any interest rate hedge agreement at December 31, 2002.

        On June 26, 2002 the Company entered into a ten-year mortgage loan of 10,000 Euros ($9,189 USD) in Valencia, Spain. The loan is secured by the property and buildings of Global Manufacturers' Services Valencia, S.A., the Company's Spanish subsidiary, and has a monthly amortizing repayment schedule. The cost of borrowing under the mortgage is three-month Euroibor plus 0.75%. At December 31, 2002, the interest rate on the mortgage was 3.6%.

        On June 28, 2002 the Company entered into a 3,000 Euro ($2,740 USD) revolving credit facility in Valencia, Spain. The credit agreement has a final maturity of June 26, 2003 and is secured by named receivables of Global Manufacturers' Services Valencia, S.A. The cost of borrowing under the credit facility is a variable spread starting at 0.49% over the Madrid Interbank Market rate. There were no amounts outstanding at December 31, 2002.

        Principal due on long-term debt for each of the years following December 31, 2002 is as follows:

2003	$3,372
2004	2,382
2005	2,049
2006	7,696
2007	1,050
Thereafter	4,812

$21,361

  Capital Leases

        The Company leases certain equipment under capital lease arrangements. Future minimum lease payments under capitalized leases for each of the years following December 31, 2002 are as follows:

2003	$2,352
2004	10
2005	6

Future minimum payments	2,368
Less amounts representing interest	72

Present value of future minimum lease payments	$2,296

9.    Acquisitions

  Business Acquisitions

        In July 2002, the Company acquired all of the capital stock and certain assets of Lexmark Electronics S.A. de C.V., a subsidiary of Lexmark International, Inc. located in Reynosa, Mexico, that provides printed circuit board assemblies for laser printers, for approximately $6,002 in cash and assumed liabilities. Included in the purchase price is $3,200 of inventory that the Company had agreed to purchase within 60 days after the closing. The acquired assets consist of cash of $752, manufacturing assets and working capital related to the operations, while the liabilities consist of accounts payable and accrued liabilities. The transaction was accounted for as a purchase of a business, and the purchase price was allocated to the assets and liabilities based upon their relative fair values at the date of acquisition. The excess of the fair value of assets acquired over the purchase price was allocated to the acquired fixed assets, which reduced their recorded fair values. As part of the transaction, the Company retained approximately 230 facility employees, assumed an existing lease that expires in February 2010, for a 156,000 square foot manufacturing facility in Reynosa and entered into an eighteen-month supply agreement to provide printed circuit board assemblies to Lexmark. The supply agreement includes certain minimum guaranteed purchase commitments for the first 12 months.

        In June 2000, the Company acquired the assets of Qualitronics, Inc., a privately held company located in Massachusetts, which provides electronics prototype and manufacturing services, for a purchase price of $11,530. The purchase price consisted of cash of $3,970 and 472,479 shares of the

Company's common stock. The acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition.

        The Company has not presented pro forma results of operations because the acquisitions made in years 2002, 2001 and 2000 are individually insignificant and their results are not material to the Company's consolidated results of operations.

  Asset Acquisitions

        In January 2001, the Company acquired certain assets from Océ used in the production of complex printer systems for $5,883 in cash and assumed liabilities. These assets consisted of a manufacturing facility, other fixed assets and an intangible asset. The transaction was accounted for as a purchase of assets, and the purchase price was allocated to the assets acquired based on the relative fair values of the tangible and intangible assets at the date of acquisition. In connection with the asset acquisition, the Company entered into a three-year supply agreement to manufacture complex printer systems for Océ. The supply agreement included certain minimum guaranteed purchase commitments for the first 24 months.

        In September 2000, the Company acquired certain assets from 3Com Corporation ("3Com") used in the production of carrier equipment and modems for total consideration of $78,074. The purchase price included a reduction of $1,053 related to long-lived assets upon the Company's finalization of the purchase price allocation in the second quarter of 2001. The purchase price consisted of cash of $59,039 and 1,551,220 shares of the Company's common stock. The assets consisted of inventory, fixed assets and certain intangible assets, consisting primarily of customer relationships and workforce in place. The transaction was accounted for as a purchase of assets, and the purchase price was allocated to the assets acquired based on the relative fair values of the tangible and intangible assets at the date of acquisition.

        The Company also agreed to provide manufacturing, distribution and repair services related to the production of 3Com's carrier and modem products for an initial term of two years under a related supply agreement. On September 14, 2001, the supply agreement was amended. The amendment allowed the Company to reduce a significant amount of the cost base it had been maintaining to support its capacity requirements for 3Com, reduced correspondingly the amount of 3Com's minimum guaranteed purchase commitments and provided for the Company to continue manufacturing products for 3Com at a level equal to 3Com's current demand. 3Com's minimum guaranteed purchase commitments were reduced from $30,000 per quarter to average quarterly commitments of approximately $10,700. The amendment shortened the minimum commitment aspect of the supply agreement to June 30, 2002, accelerated the receipt of payments to the Company and required 3Com to return 1,551,220 shares of the Company's common stock to the Company (Note 12). In connection with this amendment, the Company reduced its workforce at its Mt. Prospect facility by approximately 60% (Note 19).

10.  Commitments and Contingencies

  Operating Leases

        The Company leases certain facilities and equipment under operating leases extending until the year 2017. Future minimum commitments under these leases for each of the years following December 31, 2002 are summarized as follows:

2003	$13,310
2004	11,705
2005	10,063
2006	6,557
2007	5,146
Thereafter	24,629

Future minimum payments	$71,410

        Total rent expense for the years ended December 31, 2002, 2001 and 2000 was approximately $17,088, $21,760, and $13,276, respectively.

  Foreign Currency Contracts

        The notional amounts and fair values of the Company's foreign exchange contracts as of December 31, 2002 which have been entered into by the Company's Spanish subsidiary are as follows:

Currency	Notional Amount Buy (Sell)	Fair Value (Gain) Loss
US Dollar	$(7,547)	$(357)
US Dollar	$16,016	$828

        The fair values of the Company's forward foreign exchange contracts are the estimated amounts the Company would receive or pay to terminate the agreements based on quoted market prices.

  Guarantees and Indemnification Obligations

        As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have Directors and Officers Liability insurance policies that limit our exposure for events covered under the policies and enable us to recover a portion of any future amounts paid. As a result of the coverage under our insurance policies, we believe the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2002.

        We enter into standard indemnification provisions as part of our manufacturing agreements entered into in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse indemnified customers in connection with any U.S. patent, or any copyright or trademark or service mark infringement claim by any third party with respect to our manufacturing of products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2002.

        In conjunction with our Initial Public Offering in June 2000, we entered into an Underwriting Agreement with several underwriters in which we agreed to indemnify the underwriters for losses, claims or damages caused by an untrue statement or alleged untrue statement or omission or alleged omission of a material fact contained in or omitted from our Registration Statement. The term and maximum potential amounts of this indemnification is not limited. However, we have Directors and Officers Liability Insurance policy that limits our expense for events covered by such policies. Accordingly, we believe the estimated fair value of this indemnification obligation is minimal. Accordingly, we have no liabilities provisions recorded from the agreement as of December 31, 2002.

        In June 2002, we entered into a Credit Agreement in which we agreed to indemnify each lender party thereto, from any taxes or incurred lending costs paid by such lenders in connection with the Credit Agreement, including as a result of any change in the tax laws or other regulations. This indemnification obligation is unlimited as to time and amount. We have never been required to make any payments pursuant to this indemnification. As a result, we believe the estimated fair value of this indemnification agreement is minimal. Accordingly, we have no liabilities recorded for those agreements as of December 31, 2002.

  Litigation

        A class action complaint filed on December 6, 2000, alleging violations of federal securities laws has been pending in the United States District Court, Southern District of New York against the Company, certain of its former officers and the underwriters that participated in the Company's initial public offering ("IPO"). The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters, which cases have been consolidated to a single federal district court for coordinated case management. The complaint, which seeks unspecified damages among other things, alleges that the prospectus filed by the Company relating to stock sold in its initial public offering contained false and misleading statements with respect to the commission arrangements between the underwriters and their customers. The Company believes that this claim against the Company lacks merit.

        On July 15, 2002, the Company together with the other issuers named as defendants in these coordinated proceedings filed a collective motion to dismiss the consolidated complaints against them on various legal grounds. In February 2003, that motion was denied with respect to most issuers. On October 9, 2002, the court approved a stipulation between the plaintiffs and the individual defendants providing for the dismissal of the individual defendants without prejudice. While the Company can make no promises regarding the outcome of this action, the Company believes that the final result will have no material effect on its consolidated financial condition or result of operations.

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

11.  Income Taxes

        Worldwide income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2002	2001	2000
Domestic	$(14,354)	$(70,612)	$(8,831)
Foreign	(199)	(24,004)	10,665

	$(14,553)	$(94,616)	$1,834

        The components of income tax expense are as follows:

	Year Ended December 31,
	2002	2001	2000
Current:
Federal	$(100)	$231	$—
State	(58)	351	322
Foreign	2,349	3,256	2,046

	2,191	3,838	2,368
Deferred:
Foreign	(47)	(3,314)	689

	(47)	(3,314)	689

	$2,144	$524	$3,057

        The overall effective income tax rate differs from the expected federal U.S. income tax rate as follows:

	Year Ended December 31,
	2002	2001	2000
Income tax (benefit) expense at expected rate of 34%	$(6,319)	$(32,169)	$624
Change in valuation allowance	6,191	30,278	(42)
State tax benefit	(1,195)	(4,135)	(574)
Rate change in Singapore	(1,192)	—	1,296
Forgiveness of intercompany debt	2,714	—	2,261
Income of foreign subsidiaries taxed at different rates	767	4,498	(623)
Other	1,178	2,052	115

Income tax expense	$2,144	$524	$3,057

        The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2002	2001
Deferred tax assets:
Accruals, allowances and reserves	$16,051	$20,419
NOL carryforwards	30,704	9,501
Plant and equipment	2,443	10,091
Foreign tax credits	1,551	3,431
Intangible assets	11,656	12,089

Total deferred tax assets	62,405	55,531

Deferred tax liabilities:
Plant and equipment	(1,385)	(29)
Other	(406)	(212)

Total deferred tax liabilities	(1,791)	(241)

Deferred tax valuation allowance	(56,584)	(51,308)

Net deferred tax assets	$4,030	$3,982

        At December 31, 2002, net deferred tax assets of $4,383 and $88 were included in prepaid and other current assets, and other assets, respectively, and net deferred tax liabilities of $374 and $67 were included in accrued expenses and other current liabilities, and other liabilities, respectively. At December 31, 2001, $4,314 and $59 of net deferred tax assets were included in prepaid expenses and other current assets and other assets, respectively, and $350 and $41 of net deferred tax liabilities were included in accrued expenses and other current liabilities. Management believes that it is more likely than not that it will generate taxable income in certain jurisdictions sufficient to realize a portion of the tax benefit associated with the future deductible temporary differences identified above. This belief is based upon a review of all available evidence, including historical operating results and projections of future taxable income. The valuation allowance relates primarily to net deferred tax assets generated in the United States and Asia as more fully disclosed below.

        The Company's provision for income taxes results from the mix of profits and losses experienced across the jurisdictions in which it operates. Losses in the United States and the Asia provide no income tax benefit because the Company does not believe it is more likely than not that it will be able to utilize these taxable losses in the future, while profits in Spain and France require tax provisions. At December 31, 2002, the Company had gross operating loss carryforwards of $63,228 for federal and state income tax purposes and $29,448 for foreign tax purposes. The federal and state carryforwards expire between 2011 and 2022. The foreign carryforwards do not expire. A change in ownership of the Company may reduce the amount of operating loss carryforwards the Company is able to utilize. The Company also has foreign tax credit carryovers of $1,551 which expire in 2004.

        The Company has not provided for U.S. federal and foreign withholding taxes on approximately $40,766 of its foreign subsidiaries' undistributed earnings as of December 31, 2002 because such earnings are intended to be permanently reinvested.

12.  Common Stock

        In September 2001, the Company amended a supply agreement with a customer (Note 9). As part of the amendment, the customer returned 1,551,220 shares of the Company's common stock. These shares are held as treasury stock and recorded as a reduction of stockholders' equity of $6,747 at December 31, 2002 and 2001, respectively, based on the fair value of the shares at the date of the receipt of the stock.

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

13.  Preferred Stock

        In March 2002, the Company issued $41,500 of convertible preferred stock ("Convertible Preferred") and warrants to purchase shares of common stock (see Note 14) in a private placement to qualified accredited investors (the "Preferred Offering"). Proceeds of the Preferred Offering, net of costs, were $37,720. The Convertible Preferred stock is recorded as temporary equity as it is mandatory redeemable and the warrants are recorded as liabilities as they may be settled in cash.

        The Convertible Preferred accrues dividends quarterly at the rate of 5.25% per annum, payable quarterly in common stock or cash, at the Company's option. The Convertible Preferred is convertible to common stock at any time by holders based on a conversion price of $6.44 per share. The Company may require holders to convert to common stock provided the price of its common stock has traded at 150% of the conversion price, or $9.65 per share, for a specified period. The Convertible Preferred has a scheduled maturity of March 14, 2007, unless converted earlier, and is redeemable for the Company's common stock or cash, at the Company's option. If the Company chooses to pay dividends in common stock or to redeem the Convertible Preferred with common stock, the number of shares of common stock issued will be computed using 95% of the market value of the common stock at that date.

        A portion of the total consideration received was allocated to the warrants based on their fair value of $3,189 and the residual proceeds were allocated to the Convertible Preferred stock. The resulting initial Convertible Preferred balance will be accreted to the liquidation value of $50 per Convertible Preferred share, subject to certain adjustments over the life of the Convertible Preferred. The discount on the Convertible Preferred resulting from allocation of proceeds to the warrants will be accreted, using the effective interest method, through the scheduled maturity date and will be recorded as a charge against additional paid in capital. In the event the Company elects to call the Convertible Preferred stock in advance of the maturity date, accretion of the remaining discount will occur. All such amounts for accretion are deducted from the net income available to common stockholders, for purposes of basic earnings per share calculations.

        In conjunction with a 1999 asset acquisition, the Company issued 2,000,000 shares of senior redeemable preferred stock ("Redeemable Preferred) with a par value of $0.001 per share and warrants to purchase common stock (see Note 14). The total consideration received of $49,118, net of issuance costs incurred of $882, was allocated to the Redeemable Preferred and the warrants based on their fair values, as determined by the Company based on its consideration of various factors including appraisals, market comparables and the use of generally accepted valuation models, of $38,395 and $10,723, respectively. The discount on the Redeemable Preferred of $11,605 was accreted using the interest method through the mandatory redemption date and recorded as a charge against additional paid in capital. In June 2000, the Company retired all outstanding shares of the Convertible Preferred with proceeds from its initial public offering. The remaining discount, as well as the call premium, on the Convertible Preferred was accreted in connection with this retirement. Total accretion recorded against additional paid in capital for the year ended December 31, 2000 was $18,460. This amount, as well as dividends on the Convertible Preferred for the year ended December 31, 2000 of $3,434, have been deducted from net income available to common stockholders for purposes of the earnings per share calculations.

14.  Warrants

        The Company issued warrants to purchase 1,612,281 shares of common stock in conjunction with the issuance of the Convertible Preferred in 2002. The warrants are exercisable at any time through March 14, 2007 at the exercise price of $7.02 per share. The Company has the right to require the exercise of these warrants after March 14, 2003 if the common stock trades for 175% of the exercise price of the warrants for a specified period. At December 31, 2002, 1,612,281 of these warrants to purchase common stock were outstanding. These warrants are recorded as liabilities and accordingly, are adjusted to fair value each quarter using the average of the Black-Scholes and Binomial pricing models.

        The Company also issued warrants to purchase 1,160,542 shares of common stock in conjunction with the issuance of the Redeemable Preferred stock in 1999. The warrants, which had an exercise price of $4.80 per share and expire on November 26, 2006, were issued in two tranches. The first tranche was immediately exercisable to purchase 222,730 shares of common stock. The second tranche was exercisable to purchase 937,812 shares of common stock upon release from escrow. The second tranche of warrants would have been released from escrow on November 26, 2000 if the Redeemable Preferred remained outstanding at that date. However, the second tranche of warrants was cancelled upon the retirement of all the outstanding shares of Redeemable Preferred in June 2000. At December 31, 2002, warrants for 167,046 shares of common stock, from the first tranche of warrants, were still outstanding.

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

15.  Equity Plans

  Second Amended and Restated Non-Qualified Stock Option Plan

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

        For Ordinary options granted, one-half of the award vests ratably over four years following the date of grant. The remainder of the grant vests eight years from the date of grant, with provisions for acceleration based on pre-established financial performance goals. Ordinary options, as well as all other options under the Company's equity incentive plans, expire ten years from the date of grant.

        Share Value options have been issued by the Company at exercise prices of $4.00 and $20.00. Under the original terms of the plan, these options vest based on certain pre-established financial performance goals, which were measured through January 2000. Prior to January 1, 1999, none of the pre-established financial goals were met and, as such, none of the options vested and no compensation was recognized. In January 1999, the Plan was amended to convert the Share Value options with a $20.00 exercise price to Ordinary options, with fifty percent vested as of January 1999 and the remaining vesting in January 2000. In addition, the vesting of the Share Value options with a $4.00 exercise price was adjusted to provide for vesting four years from the modification date, subject to acceleration based on pre-established Company share price goals. Non-cash compensation charges of $65 was recognized in selling, general and administrative expenses due to this modification in the year ended December 31, 2000.

  2000 Equity Incentive Plan

        In January 2000, the stockholders approved the 2000 Equity Incentive Plan (the "2000 Plan"). The 2000 Plan is administered by the Board of Directors or its designee, and selected employees, directors and non-employees who provide services to the Company, are eligible to participate. The 2000 Plan, as amended, provides for the award of a broad variety of stock-based compensation alternatives, such as non-qualified stock options, incentive stock options, restricted stock, performance awards and stock appreciation rights. The amended 2000 Plan specifies that 7,668,750 shares of common stock plus an annual increase to be added on the date of each annual meeting of the stockholders equal to 1% of the outstanding shares of common stock on such date may be offered from either authorized and unissued shares or issued shares which have been reacquired by the Company. In addition, shares of stock that become available under the Company's Second Amended and Restated Non-Qualified Stock Option Plan ("Restated Plan") as a result of termination of options under the Restated Plan may be transferred to the 2000 Plan.

        For options granted under the 2000 Plan through February 2001, one-half of each award will vest ratably over four years following the date of grant, unless otherwise specified by the Board of Directors or a committee thereof. The remainder of each grant vests eight years from the date of grant, with provisions for acceleration based on the achievement of pre-established financial performance goals. Options granted under the 2000 Plan after February 2001 vest 25% on the first anniversary date and one-thirty sixth of the remaining options monthly thereafter, unless otherwise specified by the Board of Directors or its designee.

  Director Option Plan

        In connection with the completion of the Company's initial public offering (Note 12), the Company's stockholders approved the 2000 Non-Employee Director Stock Option Plan (the "Director Option Plan"). The Director Option Plan provides for an initial one-time grant of options to purchase 20,000 shares of the Company's common stock to each non-employee director who was in office prior to June 16, 2000 ("Effective Date') and remains in office after the Effective Date. Additionally, the compensation committee or the full Board of Directors is authorized to make discretionary grants of options and determine the terms and conditions of such options. The Director Option Plan, as amended in May 2002, provides for an option grant of 40,000 shares upon each non-employee director's initial election and subsequent re-election as a director. Each non-employee director shall automatically be entitled to an option grant of 10,000 shares of common stock for each of the two years of his term as Director on the date of the annual shareholders' meeting. The Director Option Plan requires that the exercise price of each option granted under the plan must be at least 100% of the fair market value of the Company's common stock on the date the option is granted. The initial one-time grants issued prior to August 2000 vest in three equal installments commencing on the first anniversary of the grant date specified in the plan or by the Committee. All grants issued after September 2000 will vest one-third at the initial grant date and one-third at both the first and second anniversary of the initial grant thereafter. The Company has reserved 625,000 shares of common stock for issuance in connection with the Director Option Plan.

  2000 Non-Qualified Stock Option Plan

        In connection with the acquisition of assets from 3Com in September 2000 (Note 9), the Company's Board of Directors approved the 2000 Non-Qualified Stock Option Plan (the "2000 NQ

Plan"). The 2000 NQ Plan provides for the award of non-qualified stock options and specifies 400,000 shares of common stock may be issued thereunder. Unless otherwise specified by the Board of Directors or a committee thereof, the options will vest generally in the same manner as the options issued under the 2000 Plan. The 2000 NQ Plan has not been approved by the Company's stockholders. The Company does not anticipate making any additional grants under the 2000 NQ Plan.

        Compensation expense of $632, $1,010 and $1,023 was recognized during the years ended December 31, 2002, 2001 and 2000, respectively, to account for the vesting of options granted below the fair market price of the Company's common stock. An additional $316 of compensation expense was recognized in the fourth quarter of 2000 due to the modification of an option award.

        A summary of stock option activity for all of the Company's option plans is as follows:

	Number of Shares	Option Price	Weighted Average Exercise Price
Outstanding at December 31, 1999	2,037,244	4.00-20.00	8.48
Granted	2,404,791	4.81-29.25	11.85
Exercised	(380,039)	4.00-20.00	5.15
Forfeited	(315,350)	4.00-21.75	8.61

Outstanding at December 31, 2000	3,746,646	4.00-29.25	10.92
Granted	3,308,550	3.14-9.44	5.94
Exercised	(32,020)	4.00-4.80	4.15
Forfeited	(674,856)	3.49-21.75	10.89

Outstanding at December 31, 2001	6,348,320	$3.14-$29.25	$8.44
Granted	1,707,800	2.80-5.85	5.21
Exercised	(78,602)	3.32-4.81	4.04
Forfeited	(1,372,982)	3.31-21.75	8.32

Outstanding at December 31, 2002	6,604,536	$2.80-$29.25	$7.69

Exercisable at December 31, 2002	2,899,456	$3.14-$29.25	$9.54

Exercisable at December 31, 2001	1,638,868	$4.00-$29.25	$11.64

Exercisable at December 31, 2000	840,974	$4.00-$20.00	$12.02

	Options Outstanding			Options Exercisable
Exercise price	Number outstanding at December 31, 2002	Weighted average remaining years	Weighted average exercise price	Number exercisable at December 31, 2002	Weighted average exercise price
$2.80 to $8.06	4,551,586	8.4	$5.27	1,480,160	$5.23
$8.19 to $12.06	771,361	7.9	$8.70	387,737	$8.78
$12.28 to $16.00	786,335	7.2	$12.88	582,371	$12.87
$18.00 to $29.25	495,254	5.4	$20.13	449,188	$20.09

	6,604,536	8.0		2,899,456

  2000 Employee Stock Purchase Plan

        In June 2000 the Company's stockholders approved the 2000 Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan provides employees meeting certain minimum eligibility requirements the opportunity to purchase shares of the Company's common stock with up to 10% of the eligible employees' cash compensation. Shares are to be purchased at the lower of 85% of the market value at the beginning or end of each six-month plan period. The Company has reserved 1,250,000 shares of common stock for issuance in connection with the Stock Purchase Plan. The Company issued 325,289 shares and 438,850 shares of its common stock in the years ended December 31, 2002 and 2001, respectively, under the Stock Purchase Plan.

16.  Earnings Per Share

        The following table provides the reconciliation of the numerator and denominator of basic and diluted loss per share before extraordinary loss computations:

	Year Ended December 31,
	2002	2001	2000
Numerator—basic and diluted earnings per share:
Loss before extraordinary loss	$(16,697)	$(95,140)	$(1,223)
Dividends on preferred stock	(1,642)	—	(3,464)
Accretion of preferred stock	(1,020)	—	(18,460)

Loss available to common stockholders before extraordinary loss	(19,359)	(95,140)	(23,147)
Extraordinary loss	(4,031)	—	(2,812)

Net loss available to common stockholders	$(23,390)	$(95,140)	$(25,959)

Denominator:
Basic income (loss) per share—weighted average shares outstanding	32,622	33,304	26,411
Effect of dilutive securities—stock options and warrants	—	—	—

Diluted income (loss) per share—weighted average shares outstanding	32,622	33,304	26,411

Basic loss per share	$(0.72)	$(2.86)	$(0.98)

Diluted loss per share	$(0.72)	$(2.86)	$(0.98)

        For the years ended December 31, 2002, 2001 and 2000 anti-dilutive options and warrants of 8,384, 6,515 and 3,747, respectively, have been excluded from the calculation of diluted EPS as the Company had a net loss in each year. The effect of the if-converted method for the Convertible Preferred Stock is antidilutive in 2002 and accordingly, approximately 7,059 of potential common shares have not been included in computing dilutive earnings per share.

17.  Retirement and Benefit Programs

        The Company sponsors a defined contribution 401(k) plan covering all its eligible U.S. employees. The plan provides for tax-deferred salary deductions by which eligible employees may contribute between 1% and 15% of their annual compensation to this plan, limited by an annual maximum amount as determined by the Internal Revenue Service. The Company also makes matching contributions, which vest immediately, of up to 3% of eligible earnings. In 2002, 2001 and 2000, the Company made contributions to the plan of $851, $737 and $1,364, respectively.

        Employees of certain foreign operations participate in various local defined benefit and defined contribution plans which, in the aggregate, are not significant to the consolidated financial statements.

18.  Business Segment and Major Customer Information

        SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" established standards for reporting information about operating segments. It also established standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and in assessing performance.

        The Company's chief operating decision maker currently allocates resources based upon the Company's individual operating sites, which all provide electronic design and manufacturing services and therefore, comprise a single line of business. Revenues are attributable to the country in which the product is manufactured. Asset information is based on the physical location of the asset. The accounting policies for each country are the same as for the Company taken as a whole.

        Information about the Company's operations in different geographic regions is presented in the table below:

	Year Ended December 31,
	2002	2001	2000
Geographic net sales
United States	$550,773	$1,107,644	$1,262,420
Spain	174,430	280,527	269,099
Other foreign countries	128,542	133,829	226,582

	$853,745	$1,522,000	$1,758,101

Long-lived assets
United States	$20,042	$36,856	$74,248
Spain	13,009	15,301	22,671
Other foreign countries	11,105	14,801	20,839

	$44,156	$66,958	$117,758

        Net sales to major customers as a percentage of consolidated net sales were as follows:

	Year Ended December 31,
	2002	2001	2000
IBM	34%	23%	24%
Hewlett-Packard	10%	10%	11%
3Com	*	18%	14%
Palm	*	18%	23%

*
Less than 10%

19.  Restructuring and Asset Writedowns

        In response to the global economic downturn and continued slowdown in the EMS industry experienced in 2002 and 2001, and the related weakening in demand from our customer base, we evaluated our worldwide workforce and manufacturing operations for opportunities to align costs with current demand. The following is a summary of the actions approved and instituted in 2002 and 2001.

        In the first quarter of 2002, the Company approved a plan to restructure certain operations, primarily related to closing its facility in China and a workforce reduction at its corporate headquarters. The China facility ceased operations during the third quarter of 2002. The total charge recorded for this plan was $5,457, which was comprised of asset write-downs of $3,069, lease termination costs of $548 and severance of $1,840 related to the reduction of 371 manufacturing and 24 managerial employees. This plan will substantially be complete by the end of the second quarter of 2003.

        In the second quarter of 2002, the Company recorded a gain of $569 from the sale of its Salt Lake City building. An impairment charge for the building was previously recorded as part of a restructuring charge taken in the third quarter of 2001 when the Company wrote down the building to its estimated fair market value.

        In the third quarter of 2002, the Company recorded restructuring and asset write-down charges of $9,763, primarily related to closing its facility in Mt. Prospect, Illinois and restructuring of certain manufacturing space in Singapore. The total cost is comprised of severance of $3,696 related to the termination of approximately 313 manufacturing and managerial employees, asset write-downs of $2,107 and lease termination and facility costs of $3,960. During the year ended December 31, 2002, the Mt Prospect facility generated net sales in 2002 of $96,962 and net income, excluding restructuring charges and asset writedowns, of $19,772. This plan is expected to be complete by the end of the second quarter of 2003, except for lease payments in Singapore which may continue until the lease expires in 2010.

        In the fourth quarter of 2002, the Company reversed $1,162 of restructuring accruals taken in previous periods. Of the total amount, $940 relates to charges taken in the third quarter of 2002 from our Mt. Prospect facility shutdown, of which $407 was for a refund of the building security deposit and $345 related to a gain on assets previously written down as part of the facility closing.

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

        In the third quarter of 2001, management approved a plan to restructure certain operations in the United States and Asia. The total charge recorded for this plan was $66,757, which was comprised of asset write-downs of $54,637, lease termination costs of $819 and severance costs of $11,301. Pursuant to the restructuring plan, the Company announced its intention to close its Salt Lake City, Utah facility in the first quarter of 2002 in light of operating losses related to declining demand from the facility's primary customers. During the year ended December 31, 2001, the facility generated revenues of $349,656 and a net operating loss, excluding restructuring charges and asset impairments, of $27,180.

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

        Other charges recorded for this plan, related to downsizing operations at the Company's Mt. Prospect, Illinois facility as well as other operations in the United States and Asia, totaled $12,297. These charges were comprised of the write-down of capitalized assets to be abandoned of $2,383, lease termination costs of $207 and severance of $9,706 related to personnel reductions of approximately 1,017 managerial and manufacturing employees. A corresponding liability for the cash portion of the third quarter restructuring charge was recorded in accrued expenses and other current liabilities, of which approximately $7,000 was paid during the year ended December 31, 2001. The restructuring plan was substantially complete by the end of the second quarter of 2002.

        During the fourth quarter of 2001, the Company approved a plan to restructure its corporate organization and operations worldwide. The plan included the termination of the remaining employees at the Company's Salt Lake City facility, which closed in the first quarter of 2002. The total restructuring charge recorded for this plan was $12,234, which was comprised of the write-off of capitalized assets which were abandoned of $2,403, lease termination costs of $844 and severance costs of $8,987 related to the reduction of approximately 489 managerial and manufacturing employees. The restructuring plan was substantially complete at the end of the fourth quarter of 2002.

        The major components of the restructuring plans are as follows:

	Year Ended December 31,
	2002	2001	2000
Employee severance	$5,343	$24,894	$—
Asset write-downs	4,315	61,805	—
Lease termination costs	3,830	5,234	—

	$13,488	$91,933	$—

        The following table sets forth the activity in the restructuring reserves through December 31, 2001 (dollars in thousands):

	Employee Severance and Related Expenses	Lease Payments on Facilities and Equipment	Asset write-downs	Total
Balance at December 31, 1999	$622	$—	$—	$622
Cash payments	(622)	—	—	(622)

Balance at December 31, 2000	—	—	—	—
Restructuring provision	25,365	5,250	63,859	94,474
Charges utilized	(14,442)	(3,169)	(61,799)	(79,410)
Provision adjustments	—	(481)	(2,060)	(2,541)

Balance at December 31, 2001	10,923	1,600	—	12,523
Restructuring provision	5,536	4,509	5,174	15,219
Charges utilized	(14,293)	(1,858)	(4,315)	(20,466)
Provision adjustments	(193)	(679)	(859)	(1,731)

Balance at December 31, 2002	$1,973	$3,572	$—	$5,545

        Reserves remaining at December 31, 2002 represent liabilities for severance mainly in our Concord headquarters and lease termination payments, mainly in Singapore. Substantially all severance related restructuring reserves at December 31, 2002 will be paid by the end of the second quarter of 2003, while the lease payments in Singapore may continue until the lease expires in 2010.

20.  Note Receivable

        In July 2002, the Company entered into a settlement agreement with a customer that had been disputing its obligation to pay a portion of the $21,560 to the Company related to services rendered primarily during 2000 and 2001. The Company had previously established reserves against these current assets of $10,523, for a net exposure from the customer of $11,037. The agreement settled the disputed outstanding accounts receivable, inventory and accounts payable between the two parties. As part of the total settlement amount of $15,087, the Company received an immediate payment of $1,509, a secured promissory note in the amount of $13,578 with interest accruing at 7% per year. The promissory note is secured by restricted shares (until January 2004) held by the customer in a Taiwan-based publicly listed semi-conductor manufacturing company. Payment on the note is due at $170 per week, ending in January 2004. In addition, the accrued interest amounts are due on a monthly basis.

        On February 28, 2003, the customer missed the scheduled interest payment and subsequently stopped making principal payments. On March 13 the Company sent the customer a notice of default. On March 21, 2003, the customer filed under Chapter 11 of the United States Bankruptcy Code. In the Chapter 11 proceedings the customer will have special avoidance powers which may impact the Company's ability to recover amounts owed under the secured promissory note. As a result, the Company recorded an additional charge to bad debt expense in the fourth quarter of 2002 in the amount of $5,412 to reserve for the remaining unreserved principal amount outstanding at December 31, 2002. The total amount due from the customer of $9,461 at December 31, 2002 is fully reserved.

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

22.  Related Party Transactions

        At December 31, 2002, affiliates of Credit Suisse First Boston Corporation ("CFSB") owned approximately 49% of the Company's outstanding common stock, not including warrants to purchase 749,797 shares of the Company's common stock, and had one seat on the Company's Board of Directors. The details of the outstanding warrants are described below. Further, CSFB is a member of the bank group under the Company's 2002 Credit Agreement and have committed to lend up to $10,000 of the overall 2002 Credit Agreement. In connection with structuring this agreement, certain affiliates of CFSB were paid $625.

        Affiliates of CFSB participated in the Company's preferred stock offering in March 2002. These affiliates purchased 300,000 shares of the preferred stock, which is convertible into 2,331,003 shares of common stock, and warrants to purchase 582,751 shares of common stock. In connection with this investment, the Company paid an affiliate of CSFB an advisory fee of 1.446% on the total amount invested in the offering (an aggregate of $600) in return for (i) CSFB's services in helping to structure and arrange the transaction, (ii) the agreement by the CSFB affiliates not to sell or otherwise transfer any of the Company's securities for six months (other than as part of an underwritten offering the Company initiates), and (iii) the agreement by the CSFB affiliates to accept piggyback registration rights instead of having the common stock issuable upon the conversion or exercise of its securities included in the shelf registration statement which was filed with the SEC to register the resale of the common stock underlying the preferred stock and warrants sold to other investors in the preferred offering. The registration statement, covering 5,937,461 shares, became effective on April 23, 2002.

        Affiliates of CFSB also participated in the Company's issuance of the redeemable preferred stock in November 1999, which included warrants to purchase 1,160,542 shares of common stock as described in Note 14. The redeemable preferred stock was redeemed and warrants to purchase 937,812 shares were cancelled at the time of the Company's initial public offering in June 2000. At December 31, 2002, 167,046 of these warrants were still outstanding.

        Total fees paid to CSFB in the fiscal years ended December 31, 2002, 2001 and 2000, were $1,225, $82 and $3,560, respectively. There were no amounts payable to CSFB at December 31, 2002.

Schedule II

Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
2002	$11,440	6,054	—	(5,280)	$12,214
2001	$2,239	11,721	—	(2,520)	$11,440
2000	$728	1,718	—	(207)	$2,239
Deferred tax asset valuation allowance:
2002	$51,308	6,190	—	(914)	$56,584
2001	$21,030	30,278	—	—	$51,308
2000	$19,985	(42)	1,087	—	$21,030

QuickLinks

TABLE OF CONTENTS
PART
Executive Officers of the Registrant
PART II
RISK FACTORS
PART IV
SIGNATURES
EXHIBIT INDEX
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
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