Form 10-Q
period 2003-03-30
MANUFACTURERS SERVICES LTD
filed 2003-05-01
CIK 940298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 30, 2003

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

At April 28, 2003, there were 33,583,250 shares of Common Stock, $0.001 par value, outstanding.

MANUFACTURERS’ SERVICES LIMITED

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

MANUFACTURERS’ SERVICES LIMITED

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 30,	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$45,023	$48,955
Accounts receivable, less allowance for doubtful accounts of $2,448 and $2,753 at March 30, 2003 and December 31, 2002, respectively	85,805	109,083
Inventories	97,994	98,827
Prepaid expenses and other current assets	21,872	21,945
Total current assets	250,694	278,810

Property and equipment, net	38,966	34,659
Goodwill	8,477	8,441
Other assets	11,316	9,497
Total assets	$309,453	$331,407

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$6,012	$5,654
Accounts payable	103,166	127,085
Accrued expenses and other current liabilities	30,612	39,157
Total current liabilities	139,790	171,896

Long-term debt and capital lease obligations	24,729	18,003
Other liabilities	4,380	5,260
Total liabilities	168,899	195,159

Commitments and contingencies (Note 10)

Convertible preferred stock, $0.001 par value, 830,000 shares authorized; 830,000 shares issued and outstanding at March 30, 2003 and December 31, 2002, respectively (Liquidation value of $50 per share)	36,426	35,551

Stockholders’ equity:
Preferred stock, $0.001 par value, 4,170,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 35,019,086 shares issued and 33,467,866 outstanding at March 30, 2003 and 34,725,397 shares issued and 33,174,177 outstanding at December 31, 2002	35	35
Additional paid in capital	266,154	264,809
Accumulated deficit	(149,435)	(150,264)
Accumulated other comprehensive loss	(5,879)	(7,136)
Treasury stock, at cost; 1,551,220 shares at March 30, 2003 and December 31, 2002	(6,747)	(6,747)
Total stockholders’ equity	104,128	100,697
Total liabilities, convertible preferred stock and stockholders’ equity	$309,453	$331,407

See accompanying notes to the interim consolidated financial statements.

MANUFACTURERS’ SERVICES LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended
	March 30, 2003	March 31, 2002
Net sales	$161,373	$215,366
Cost of goods sold	148,356	197,086
Gross profit	13,017	18,280

Operating expenses:
Selling, general and administrative	12,112	15,572
Amortization expense	—	1,853
Restructuring and asset write-downs	(249)	5,457
Other operating income	—	(800)

Operating income (loss)	1,154	(3,802)

Interest expense, net	(1,000)	(2,994)
Gain on change in fair value of derivative	520	—
Foreign exchange gain	319	17

Income (loss) before provision for income taxes	993	(6,779)
Provision for income taxes	164	407
Net income (loss)	$829	$(7,186)
Net loss applicable to common stockholders	$(46)	$(7,329)

Basic loss per share:
Net loss	$(0.00)	$(0.23)
Weighted average shares outstanding	33,313	32,379

Diluted loss per share:
Net loss	$(0.00)	$(0.23)
Weighted average shares outstanding	33,313	32,379

See accompanying notes to the interim consolidated financial statements.

MANUFACTURERS’ SERVICES LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(IN THOUSANDS)

	THREE MONTHS ENDED
	March 30, 2003	March 31, 2002

CASH FLOWS RELATING TO OPERATING ACTIVITIES:
Net income (loss)	$829	$(7,186)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,569	6,740
Amortization of capitalized finance fees	364	913
Change in fair value of derivatives	(520)	—
Changes in allowance for doubtful accounts	(180)	154
Non cash charge for stock compensation	357	213
Foreign exchange loss	(114)	58
Deferred taxes	(58)	382
Writedown and loss on disposal of fixed assets	27	3,884
Changes in operating assets and liabilities:
Accounts receivable	24,209	54,241
Inventories	674	20,351
Prepaid expenses and other assets	(1,069)	605
Accounts payable	(25,026)	(38,118)
Accrued expenses and other liabilities	(8,285)	(13,198)
Net cash provided by (used in) operating activities	(5,223)	29,039

CASH FLOWS RELATING TO INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	4,810	4
Purchases of property and equipment	(6,568)	(677)
Cost of internal use software	(25)	(273)
Net cash used in investing activities	(1,783)	(946)

CASH FLOWS RELATING TO FINANCING ACTIVITIES:
Proceeds from issuance of convertible preferred stock and warrants net of issuance costs	—	37,832
Net proceeds from (payments on) revolving line-of-credit	—	(28,726)
Net proceeds from new credit facilities	3,822	—
Payments on term loan	(333)	—
Repayments of long-term debt and capital lease obligations	(1,838)	(1,992)
Debt issuance and amendment costs	(150)	(237)
Proceeds from exercise of stock options	658	99
Proceeds from employee stock purchase plan	458	586
Net cash provided by financing activities	2,617	7,562
Effect of foreign exchange rates on cash	457	(199)
Net increase (decrease) in cash	(3,932)	35,456
Cash and cash equivalents at beginning of period	$48,955	$30,906
Cash and cash equivalents at end of period	$45,023	$66,362

See accompanying notes to the interim consolidated financial statements.

MANUFACTURERS’ SERVICES LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(IN THOUSANDS, EXCEPT SHARE DATA)

1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements of Manufacturers’ Services Limited (the “Company”) are unaudited, and certain information and footnote disclosure related thereto, normally included in financial statements prepared in accordance with generally accepted accounting principles, has been omitted in accordance with Rule 10-01 of Regulation S-X. Accordingly, these statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position and results of operations of the Company. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

Borrowings under the Company’s credit agreement, which was entered into in June 2002 (the “2002 Credit Agreement”) are dependent upon a borrowing base calculation derived from accounts receivable and inventory. Availability of borrowings fluctuates according to the quantity and quality of the Company’s receivables and inventory and the legal jurisdiction of the Company’s receivables and inventory.   Borrowings under our 2002 Credit Agreement could be limited by a number of factors, including the following:

•      revenue reductions from decreased customer demand or lost customers causing lower borrowing assets, particularly accounts receivable,

•      a lower percentage of our business being conducted in the US and Mexico,

•      deterioration in the value of the assets comprising the borrowing base, or

•      failure to comply with Credit Agreement covenants.

The Company is currently in compliance with all covenants under the 2002 Credit Agreement.  In the event it does not have adequate funding from its existing credit facilities, the Company would work with its lending institutions to modify the 2002 Credit Agreement or identify other potential sources of capital to obtain necessary debt or equity financing.  In such a circumstance, there is no assurance the Company would be able to modify the 2002 Credit Agreement with existing lenders or obtain alternative debt or equity financing to satisfy its funding needs.

2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure” (“SFAS 148”).  This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  Under the provisions of SFAS 148, companies that choose to adopt the accounting provisions of SFAS 123 will be permitted to select from three transition methods: the prospective method, the modified prospective method and the retroactive restatement method. The prospective method, however, may no longer be applied for adoptions of the accounting provisions of SFAS 123 for periods beginning after December 15, 2003. SFAS 148 requires certain new disclosures that are incremental to those required by SFAS 123, which must also be made in interim financial statements. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 31, 2002. The Company has adopted the new interim disclosure provisions.  The Company has decided not to voluntarily adopt the accounting provisions of SFAS 123 as permitted under the provisions of SFAS 148.

In November 2002, the FASB issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.”  The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, for financial statements issued after December 15, 2002.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”.  SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were accounted for under EITF No. 94-3.  The Company will adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002.  The effect-on-adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections as of April 2002”.  FASB No. 145 eliminates FASB No. 4 “Reporting Gains and Losses from Extinguishment of Debt”, which required companies to classify gains or losses from the extinguishment of debt as an extraordinary item, net of tax. As a result of this new FASB, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.  The Company does not believe that the extinguishment of debt will qualify as an extraordinary item as defined in APB 30, and therefore the Company will be required to classify these charges as operating expenses.  The Company has adopted SFAS No. 145 on January 1, 2003, and will reclassify the extraordinary loss to a non-operating loss in all applicable comparative periods.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” to be effective for all fiscal years beginning after June 15, 2002, with early adoption permitted.  SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company has adopted SFAS No. 143 in the first quarter of 2003 and the adoption did not impact its financial position, results of operations or cash flows.

3.  INVENTORY

Inventories are comprised of the following:

	March 30, 2003	December 31, 2002
Raw materials and purchased inventory	$78,917	$82,532
Work-in-process	13,001	10,559
Finished goods	6,076	5,736
	$97,994	$98,827

4.  BUSINESS SEGMENT INFORMATION

The Company’s operations comprise a single line of business, providing electronics design and manufacturing services. Information about the Company’s operations in different geographic regions is presented in the table below:

	Three Months Ended
	March 30, 2003	March 31, 2002
Geographic net sales
United States	$81,363	$149,482
Spain	37,497	41,019
Other foreign countries	42,513	24,865
	$161,373	$215,366

	March 30, 2003	December 31, 2002
Long-lived assets
United States	$18,730	$20,042
Spain	19,806	13,009
Other foreign countries	11,746	11,105
	$50,282	$44,156

5. STOCK-BASED COMPENSATION

The Company’s employee stock compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Under this method, no compensation expense is recognized as long as the exercise price equals or exceeds the market price of the underlying stock on the date of grant. The Company elected the disclosure-only alternative permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) for fixed stock-based awards to employees. All non-employee stock-based awards are accounted for in accordance with SFAS 123.

The Company uses the Black-Scholes option pricing model to estimate the fair value of options granted.  The Black-Scholes model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable.  The Company’s employee stock options have characteristics significantly different from those of traded options; therefore, the Black-Scholes option pricing model may not provide a reliable measure of the fair value of the Company’s options

The following table illustrates the effect on net income(loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended
	March 30, 2003	March 31, 2002

Net loss available to common stockholders, as reported	$(46)	$(7,329)
Deduct : Stock-based employee compensation expense determined under the fair value method	(254)	(1,437)
Pro forma net loss available to common stockholders	$(300)	$(8,766)

Basis and Diluted net loss per share:
As reported	$(0.00)	$(0.23)
Pro forma	$(0.01)	$(0.27)

6.  EARNINGS PER SHARE

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income (loss) per share as required by SFAS 128:

	Three Months Ended
	March 30, 2003	March 31, 2002
Numerator—basic and diluted earnings per share:
Income (loss)	$829	$(7,186)
Dividends on convertible preferred stock	(547)	(91)
Accretion of convertible preferred stock	(328)	(52)
Loss available to common stockholders	$(46)	$(7,329)

Denominator:
Basic and diluted —weighted average shares outstanding	33,313	32,379

Basic and diluted loss per share	$(0.00)	$(0.23)

For the three months ended March 30, 2003 and March 31, 2002, 8,422 and 8,807, respectively, of anti-dilutive options and warrants and 6,449 shares of convertible preferred stock have been excluded from the calculation of earnings per share, as the Company had a net loss available to common stockholders.

7.  COMPREHENSIVE INCOME (LOSS)

The following table illustrates the components of comprehensive income (loss) as required by SFAS 130:

	Three Months Ended
	March 30, 2003	March 31, 2002
Net income (loss)	$829	$(7,186)
Other comprehensive income (loss) Foreign currency translation adjustments	1,257	(943)
Comprehensive income (loss)	$2,086	$(8,129)

8. RESTUCTURING

In the first quarter of 2003, the Company reversed $249 of restructuring reserves related mainly to severance expenses which are no longer expected to be incurred.

In the first quarter of 2002, the Company implemented a plan to restructure certain operations, primarily related to closing its facility in China and a workforce reduction at its corporate headquarters.  The China facility, which ceased operations during the third quarter of 2002, was closed as the site did not meet the Company’s long-term strategic goals.  The total charge recorded for this plan was $5,457, which was comprised of asset write-downs of $3,069, lease termination costs of $548 and severance of $1,840 related to the reduction of 371 manufacturing and 24 managerial employees.  This plan is expected to be substantially complete by the end of the second quarter of 2003.

During the full year 2002, the Company implemented various restructuring plans throughout its organization to align its cost structure with the reduced revenue stream as a result of the economic downturn in the EMS industry.  In total for all 2002, the Company incurred restructuring charges of $13,488 consisting of asset write-downs of $4,315, employee severance of $5,343 and lease termination costs of $3,830.

The following table sets forth the activity in the restructuring reserves from December 31, 2002 to March 30, 2003:

	Employee Severance and Related Expenses	Lease Payments on Facilities and Equipment	Total
Balance at December 31, 2002	$1,973	$3,572	$5,545
Charges utilized	(1,416)	(865)	(2,281)
Provision adjustments	(249)	—	(249)
Balance at March 30, 2003	$308	$2,707	$3,015

Reserves remaining at March 30, 2003 mainly represent lease termination payments in Singapore.  Substantially all severance related restructuring reserves at March 30, 2003 will be paid by the end of the second quarter of 2003, while the lease payments in Singapore may continue until the lease expires in 2010.

9. GUARANTEES AND INDEMNIFICATION OBLIGATIONS

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have Directors and Officers Liability insurance policies that limit our exposure for events covered under the policies and enable us to recover a portion of any future amounts paid. As a result of the coverage under our insurance policies, we believe the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of March 30, 2003.

In conjunction with our initial public offering in June 2000, we entered into an Underwriting Agreement with several underwriters in which we agreed to indemnify the underwriters for losses, claims or damages caused by an untrue statement or alleged untrue statement or omission or alleged omission of a material fact contained in or omitted from our Registration Statement. The term and maximum potential amounts of this indemnification is not limited. However, we have Directors and Officers Liability Insurance policy that limits our expense for events covered by such policies. Accordingly, we believe the estimated fair value of this indemnification obligation is minimal. Accordingly, we have no liabilities recorded from the agreement as of March 30, 2003.

In June 2002, we entered into a Credit Agreement in which we agreed to indemnify each lender party thereto, from any taxes or incurred lending costs paid by such lenders in connection with the Credit Agreement, including as a result of any change in the tax laws or other regulations. This indemnification obligation is unlimited as to time and amount. We have never been required to make any payments pursuant to this indemnification. As a result, we believe the estimated fair value of this indemnification agreement is minimal. Accordingly, we have no liabilities recorded for those agreements as of March 30, 2003.

The Company provides for the estimated cost of product warranties, primarily from historical information, at the time product revenue is recognized. While the Company engages in extensive product quality programs and processes, the Company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure, and supplier warranties on parts delivered to the Company.  Should actual product failure rates, utilization levels, material usage, service delivery costs or supplier warranties on parts differ from the Company’s estimates, revisions to the estimated warranty liability would be required.

Balance at December 31, 2002	$1,359
Accruals for warranties during the first quarter	187
Settlements made during the quarter	(121)

Balance at March 30, 2003	$1,425

10.  COMMITMENTS AND CONTINGENCIES

A class action complaint filed on December 6, 2000, alleging violations of federal securities laws has been pending in the United States District Court, Southern District of New York against the Company, certain of its former officers and the underwriters that participated in the Company’s initial public offering (“IPO”). The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters, which cases have been consolidated to a single federal district court for coordinated case management. The complaint, which seeks unspecified damages among other things, alleges that the prospectus filed by the Company relating to stock sold in its initial public offering contained false and misleading statements with respect to the commission arrangements between the underwriters and their customers. The Company believes that this claim against the Company lacks merit.

On July 15, 2002, the Company together with the other issuers named as defendants in these coordinated proceedings filed a collective motion to dismiss the consolidated complaints against them on various legal grounds.  On October 9, 2002, the court approved a stipulation between the plaintiffs and the individual defendants providing for the dismissal of the individual defendants without prejudice.  In February 2003, that motion was denied with respect to most issuers, including the Company. While the Company can make no assurances regarding the outcome of this action, the Company believes that the final result will have no material effect on its consolidated financial condition or result of operations.

In addition, the Company is from time to time subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company’s financial position or its results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

References in this report to “the Company”, “MSL”, “we”, “our”, or “us” mean Manufacturers’ Services Limited together with its subsidiaries, except where the context otherwise requires. This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what we “believe,” “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The factors described under “Risk Factors” below are among the factors that could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements.

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

OVERVIEW

We are a global electronic manufacturing and supply chain services company providing a portfolio of integrated capabilities that allows our customers to get their products to market faster, reduce their total costs and improve their operating performance.  Our customers include leading OEMs who have chosen outsourcing as a core manufacturing strategy. We have developed relationships with OEMs in a diverse range of industries, including industrial equipment, commercial avionics, retail infrastructure, medical products, voice and data communications, network storage, office equipment, computers, computer peripherals and consumer electronics.  By efficiently and aggressively managing our business, costs and asset base, we are able to offer our customers an outsourcing solution that represents a lower total cost of ownership than that typically provided by their internal operations. We seek to differentiate ourselves by providing a superior customer experience through open and active communication, personalized service, a deep understanding of our customers’ needs, attention to each customers unique operating requirements, customized and flexible supply chain solutions and rapid response.

We provide integrated supply chain solutions that address all stages of our customer’s product life cycle, including engineering and design, new product introduction, global supply chain management, printed circuit board assembly, high speed automated manufacturing, final product assembly including configure-to-order and build-to-order, integration and testing of complex systems, fulfillment and distribution and after-market services.  We believe this comprehensive range of services promotes our growth by attracting new customers and capturing additional outsourcing opportunities with our existing customers.

We have a global network consisting of 13 manufacturing, design and fulfillment facilities in the world’s major electronics markets—North America, Europe and Asia—to serve the increasing outsourcing needs of both multinational and regional OEMs.  Our manufacturing facilities are strategically located near our customers and their end-markets, which benefits our customers by reducing the time required to get their products to market and by increasing their flexibility to respond quickly to changing market conditions. We believe that the combination of our services and our global manufacturing network has enabled us to become an integral part of our customers’ product development and manufacturing strategies.

Since our founding in 1994 through 2000, our growth had been driven primarily by acquisitions of existing OEM manufacturing facilities and by the increasing number of OEMs who had outsourced their manufacturing requirements. During the past two years, we have closed certain facilities and reduced our workforce to reflect our reduced revenue stream resulting from adverse economic conditions affecting demand for our customers’ end-market products.  Despite this recent downsizing, we intend to continue to actively pursue strategic acquisitions and to continue to benefit from expected increases in the number of OEMs that outsource their manufacturing requirements.

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

Our operating results are affected by the level of capacity utilization in our manufacturing facilities, indirect labor costs and selling, general and administrative expenses. Gross margins and operating income generally improve during periods of high-volume and high-capacity utilization in our manufacturing facilities and decline during periods of low-volume and low-capacity utilization. However, certain of our customer contracts contained guaranteed minimum commitments, requiring the customer to either purchase certain contractual minimum quantities or pay for amounts less than the minimum purchase commitment.  Such contracts helped offset the negative impact of low-capacity utilization on gross margins and operating income.  Currently we have only one customer contract containing a guaranteed minimum commitment.

Our business strategy includes the continued expansion of our global manufacturing network. Currently, approximately 72% of our net sales worldwide are denominated in US dollars, while our labor and utility costs in facilities outside of the United States are denominated in local currencies. Foreign currency gains and losses are the result of transacting business in a currency that is different from the functional currency of our operating entity and the movements in those currencies between the time a transaction is recorded for financial reporting purposes and the time payment is made or received. We currently use forward foreign exchange contracts on a limited basis to minimize our foreign currency risk but not for trading purposes. We expect to continue to utilize forward foreign exchange contracts only to the extent that these contracts minimize exposure and reduce risk from exchange rate fluctuations on specific underlying transactions that create foreign currency exchange rate risk for us. Any increase or decrease in our use of derivative financial instruments will likely be as a result of these contracts.

RESTUCTURING

In the first quarter of 2003, we reversed $0.2 million of restructuring reserves related mainly to severance expenses which are no longer expected to be incurred.

In the first quarter of 2002, we implemented a plan to restructure certain operations, primarily related to closing our facility in China and a workforce reduction at our corporate headquarters.  The China facility, which ceased operations during the third quarter of 2002, was closed as the site did not meet our long-term strategic goals.  The total charge recorded for this plan was $5.5 million, which was comprised of asset write-downs of $3.1 million, lease termination costs of $0.6 million and severance of $1.8 million related to the reduction of 371 manufacturing and 24 managerial employees.  This plan is expected to be substantially complete by the end of the second quarter of 2003.

During the full year 2002, we implemented various restructuring plans throughout our organization to align our cost structure with the reduced revenue stream as a result of the economic downturn in the EMS industry. In total for all 2002, we incurred restructuring charges of $13.4 million consisting of asset write-downs of $4.3 million, employee severance of $5.3 million and lease termination costs of $3.8 million.

The following table sets forth the activity in the restructuring reserves from December 31, 2002 to March 30, 2003:

	Employee Severance and Related Expenses	Lease Payments on Facilities and Equipment	Total
Balance at December 31, 2002	$1.9	$3.6	$5.5
Charges utilized	(1.4)	(0.9)	(2.3)
Provision adjustments	(0.2)	—	(0.2)
Balance at March 30, 2003	$0.3	$2.7	$3.0

Reserves remaining at March 30, 2003 mainly represent lease termination payments in Singapore.  Substantially all severance related restructuring reserves at March 30, 2003 will be paid by the end of the second quarter of 2003, while the lease payments in Singapore may continue until the lease expires in 2010.

We do not currently have plans to further restructure our operations.  However, in light of the continued weak economy, particularly in the electronics and manufacturing sectors, we may be required to implement cost savings plans in the future. Such plans may include further headcount reductions, lease terminations, and disposal of underutilized manufacturing assets, as well as shutdowns or consolidations of facilities. If we were to implement such plans, it may result in significant further costs related to severance payments and lease termination costs, as well as write downs of certain long-lived assets. We cannot currently estimate the cost of such plans, if any.

RESULTS OF OPERATIONS

The following table sets forth specified operating data, in dollars and as a percentage of net sales, for the periods indicated:

	Three Months Ended
	March 30, 2003		March 31, 2002
	(Dollars in thousands)

Net sales	$161,373	100.0%	$215,366	100.0%
Cost of goods sold	148,356	91.9	197,086	91.5
Gross profit	13,017	8.1	18,280	8.5
Selling, general and administrative	12,112	7.5	15,572	7.2
Amortization expense	—	—	1,853	0.9
Restructuring and asset writedowns	(249)	(0.1)	5,457	2.5
Other operating income	—	—	(800)	(0.4)
Operating income (loss)	1,154	0.7	(3,802)	(1.7)
Interest expense, net	(1,000)	(0.6)	(2,994)	(1.4)
Gain on change in fair value of derivative	520	0.3	—	—
Foreign exchange gain	319	0.2	17	0.0
Income (loss) before provision for income taxes	993	0.6	(6,779)	(3.1)
Provision for income taxes	164	0.1	407	0.2
Net income (loss)	$829	0.5%	$(7,186)	(3.3)%

Net loss applicable to common stockholders	$(46)	(0.0)%	$(7,329)	(3.4)%

FISCAL QUARTER ENDED MARCH 30, 2003 COMPARED TO FISCAL QUARTER ENDED MARCH 31, 2002

NET SALES

Net sales for the quarter ended March 30, 2003 decreased $54.0 million, or 25%, to $161.4 million from $215.4 million for the quarter ended March 31, 2002.  A portion of this decrease relates to the closing of the Company’s Mt. Prospect, Il. facility in the third quarter of 2002, which had revenues in the first quarter of 2002 of $43.0 million.  Of the Mt Prospect revenues, $18.4 million related to business with 3Com which ended in the third quarter of 2002, with the remaining revenue of $24.6 million from this facility being transferred to our other manufacturing sites.   The balance of the decrease of approximately $35.6 million consists of $25.8 million from two customers whom we no longer do business with in 2003 and $20.9 million due to the overall decline in the economy, which was partially offset by $11.0 million in revenue from two new customers.

GROSS PROFIT

Gross profit decreased from 8.5% of net sales for the quarter ended March 31, 2002 to 8.1% of net sales for the quarter ended March 30, 2003. Our gross margin in the first quarter of 2003 was impacted by the loss of our take or pay contracts with two customers, each of which expired during 2002 but had positively contributed to our gross profit in the first quarter of 2002, and by the decrease in utilization of our manufacturing capacity due to the revenue decline in the first quarter of 2003 compared to first quarter of 2002.  This decrease was partially offset by the positive impact of lower inventory provisions in the first quarter of 2003 compared to 2002 and a favorable change in customer mix, with a large portion of our revenue decrease coming from products with lower gross margins.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense for the quarter ended March 30, 2003 decreased to $12.1 million, or 7.5% of net sales, from $15.6 million, or 7.2% of net sales, for the quarter ended March 31, 2002. This decrease of $3.5 million related mainly to the restructuring activities the Company executed in 2002 and 2001.  Included in the first quarter 2002 expenses were $1.4 million related to the closing of our Salt Lake City facility in the fourth quarter of 2001 that carried over into 2002, and $0.7 million of expenses related to our Mt Prospect facility which was closed in the third quarter of 2002.  No expenses were incurred in the first quarter of 2003 related to either of these facilities.

The remaining decrease of $1.4 million consists mainly of lower bad debt expense of $0.4 million, which had been incurred mostly in Asia in the first quarter of 2002, lower labor costs of $0.3 million from the various restructuring activities and other cost reductions to offset our reduced revenue amounts.

AMORTIZATION EXPENSE

Amortization expense was zero in the quarter ended March 30, 2003 compared to $1.9 million in the quarter ended March 31, 2002.  The amortization expense in the first quarter of 2002 related to our asset acquisition from 3Com in September 2000, which consisted mainly of customer relationships.  These assets were amortized over the term of our supply agreement with 3Com, which expired on June 30, 2002.

RESTRUCTURING AND ASSET WRITEDOWNS

See the previous discussion in the section titled “Restructuring and Asset Writedowns”.

OTHER OPERATING INCOME

During the first quarter of 2002, the Company received a $1.1 million fee related to costs incurred in pursuing an unsuccessful acquisition opportunity in the fourth quarter of 2001.  This amount was netted against $0.3 million of expenses incurred in the first quarter of 2002 related to the acquisition opportunity.  The Company had incurred approximately $0.8 million of acquisition related expenses in the fourth quarter of 2001 that were included in selling, general and administrative expenses.

INTEREST EXPENSE, NET

Net interest expense decreased to $1.0 million for the quarter ended March 30, 2003 from $3.0 million for the quarter ended March 31, 2002, reflecting lower average borrowings in addition to the impact of decreasing interest rates.

CHANGE IN FAIR VALUE OF DERIVATIVE

During the first quarter of 2003, we recorded a reduction in the fair value of our warrant derivative.  The warrants were issued as part of our preferred stock offering in the first quarter of 2002, and were originally fair valued at $3.2 million.  There was no change in the fair value of the warrants during the first quarter of 2002.  However, during the first quarter of 2003, the warrants’ fair value decreased by $0.5 million from their fair value of $2.7 million at December 31, 2002.  The reduction in the value of this liability was recorded as a non-operating gain in the first quarter of 2003.

FOREIGN EXCHANGE GAINS/LOSSES

Foreign exchange gains for the quarter ended March 30, 2003 were $0.3 million compared to effectively no foreign exchange gains or losses for quarter ended March 31, 2002.  The gain in 2003 related primarily to the weakening of the US Dollar against the EURO for activities in our Valencia, Spain subsidiary.

PROVISION FOR INCOME TAXES

Provision for income taxes was $0.2 million for the quarter ended March 30, 2003 and $0.4 million for the quarter ended March 31, 2002. Our tax provisions in both quarters resulted from the mix of profits and losses experienced by us across the jurisdictions within which we operate.  For the quarter ended March 30, 2003, losses in Asia provided us with no income tax benefit because we do not believe it is more likely than not that we will be able to utilize these taxable losses in the future, while profits in Mexico and France required us to record tax provisions.  For the quarter March 31, 2002, losses in the United States and Asia provided us with no income tax benefit because we do not believe it is more likely than not that we will be able to utilize these taxable losses in the future, while profits in Spain and France required us to record tax provisions.

LIQUIDITY AND CAPITAL RESOURCES

At March 30, 2003, we had cash and cash equivalents of $45.0 million, total bank and other debt of $30.7 million and $29.0 million of unused borrowing capacity under the credit agreement we entered into in the 2002 Credit Agreement.  In addition, we had $3.0 million of unused borrowing capacity under a revolving credit facility in Spain.  During the quarter ended March 30, 2003, our operations were funded primarily with borrowings under our 2002 Credit Agreement and available cash.

Net cash used in operating activities of $5.2 million for the three months ended March 30, 2003 resulted from a decrease in operating liabilities of $33.3 million, offset in part by a decrease in operating assets of $23.8 million, net income of $0.8 million and depreciation and amortization of $3.9 million.  The decrease in operating liabilities consists of a reduction in accounts payable of $25.0 million, mainly from the reduction in volume, and a reduction in accrued expenses of $8.3 million, consisting mainly of a reduction in our restructuring reserves and salary, wage and bonus accruals.   The decrease in operating assets included a $24.2 million reduction in accounts receivable as a direct result of the decrease in revenue.

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

Net cash used in investing activities for the quarter ended March 30, 2003 was $1.8 million, consisting of $6.6 million of capital expenditures, mainly from the purchase of a previously leased Surface Mount Technology (“SMT”) line of $4.8 million, offset by $4.8 million in proceeds from the sale of the same SMT line, which was subsequently leased back in a sales/leaseback transaction that has been treated as a capital lease. This sales/leaseback transaction required us to restrict $2.1 million in cash over the four year term of the lease. This cash has been reclassified to other assets at March 30, 2003. Net cash used in investing activities for the quarter ended March 31, 2002 was $0.9 million, consisting of $0.7 million of capital expenditures and $0.2 million for internal use software.

Net cash provided by financing activities for the quarter ended March 30, 2003 was $2.6 million, consisting mainly of $3.8 million in borrowings under our revolving credit facilities and $1.1 million of proceeds from the issuance of stock options and our stock purchase plan, partially offset by $2.2 million of payments on long term debt and term loan.  Net cash provided by financing activities for the quarter ended March 31, 2002 was $7.6 million, consisting of net proceeds of $37.8 million from the issuance of convertible preferred stock and warrants, offset in part by net repayments of $30.7 million under our bank credit facility.

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

We have a $130.5 million credit facility consisting of a $120 million senior secured revolving credit facility and a $10.5 million three-year term loan (the “2002 Credit Agreement”).  The 2002 Credit Agreement is secured by substantially all domestic assets and a pledge of 65% of the shares of certain foreign subsidiaries.  Restrictive covenants for the 2002 Credit Agreement include restrictions on leverage ratios as well as covenants requiring minimum net worth, domestic adjusted EBITDA and fixed charge coverage ratios.  The three-year term loan has a regular quarterly payment of $0.3 million payable on the first business day of each quarter, with the remaining outstanding balance due at maturity.

Also in June 2002, we entered into a ten-year mortgage loan for 10 million Euros ($9.2 million) and a 3 million Euro ($2.7 million) revolving credit facility in Valencia, Spain.  There were no borrowings under the revolving credit facility at March 30, 2003.

Borrowings under the revolving facility are limited to the sum of 85% of all eligible accounts receivable of the U.S. domestic subsidiaries of the Company and 85% of the orderly liquidation value of the eligible inventory of the U.S. domestic subsidiaries of the Company.  Borrowings are limited further by any outstanding letters of credit, which were $3.0 million at March 30, 2003.  A weekly borrowing base is determined by domestic receivables and domestic inventory.  The revolving facility provides for an annual commitment fee of 0.50% on the unused portion of the revolving facility, payable in arrears quarterly.  The cost of borrowing under the revolving facility is either the base rate (the bank’s prime rate) or LIBOR, plus the applicable spread costs.  The Company has the option of choosing either the base rate or LIBOR.  In the first year the spread cost is fixed for base rate and LIBOR loans.  The spread on the base rate loans is 1.75% over the base rate and on the LIBOR loans is the chosen LIBOR period rate plus 3.25%.  In the second and third years the spreads will reset quarterly based on the average net availability of borrowings for the preceding quarter.  The spread on the base rate loans will be between 1.25% and 2.25% and on the LIBOR loans will be between 2.5% and 3.5%. The interest rate under the term loan is equal to the sum of the Cash Interest Rate (which is the greater of (i) the base rate in effect plus 6.0% or (ii) 11.0%) plus the Deferred Interest Rate (which is equal to 3.0%).  The interest rate on the term loan at March 30, 2003 was 14.0%.

The 2002 Credit Facility requires us to obtain within 180 days of the closing (and maintain at all times), interest rate hedging agreements covering a notional amount of not less than $10 million of the revolving loans, provided, that upon the request of the administrative agent, we must increase the amount covered by the hedge agreements up to an aggregate amount equal to 25% of the aggregate outstanding balance of the revolving loans at such time.  However, in no event shall the aggregate amount covered by such hedge agreements at any time exceed $20 million.  Since we only had $3.7 million of revolving loans outstanding at March 30, 2003, we received a temporary waiver of the interest rate hedge requirement through June 30, 2003 and have not entered into any interest rate hedge agreement at March 30, 2003.

Our principal sources of funding our operating expenses, capital expenditures and debt obligations are expected to be our current cash and cash equivalents, cash generated from operations and available borrowings under our 2002 Credit Agreement. The amount of cash generated from operations will be dependent upon such factors as the successful execution of our business plan and worldwide economic conditions. Borrowings under 2002 Credit Agreement are dependent upon a borrowing base calculation derived from our domestic accounts receivable and inventory.  Availability fluctuates according to the quantity and quality of our receivables and US inventory.  Borrowings under our 2002 Credit Agreement could be limited by a number of factors, including the following:

•  revenue reductions from decreased customer demand or lost customers causing lower borrowing assets, particularly accounts receivable,

• a lower percentage of our business being conducted in the US and Mexico,

• deterioration in the value of the assets comprising the borrowing base, or

• failure to comply with Credit Agreement covenants.

We are currently in compliance with all covenants under our 2002 Credit Agreement.  In the event we do not have adequate funding from our 2002 Credit Agreement, we would work with our lending institutions to modify the 2002 Credit Agreement or identify other sources of capital to obtain necessary debt or equity financing. There is no assurance we would be able to modify the 2002 Credit Agreement with existing lenders or obtain alternative debt or equity financing to satisfy our funding needs.

Although we believe that funds generated from operations and borrowings under the 2002 Credit Agreement will be adequate to meet our anticipated future operating expenses, capital expenditures and debt obligations for at least the next twelve months, there can be no assurance we will have sufficient funds to meet our cash requirements over the next twelve months and as such we continue to consider financing opportunities that would provide additional liquidity.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure” (“SFAS 148”).  This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  Under the provisions of SFAS 148, companies that choose to adopt the accounting provisions of SFAS 123 will be permitted to select from three transition methods: the prospective method, the modified prospective method and the retroactive restatement method. The prospective method, however, may no longer be applied for adoptions of the accounting provisions of SFAS 123 for periods beginning after December 15, 2003. SFAS 148 requires certain new disclosures that are incremental to those required by SFAS 123, which must also be made in interim financial statements. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 31, 2002. We have adopted the new interim disclosure provisions effective for the interim periods beginning after December 15, 2002.  We have decided not to voluntarily adopt the accounting provisions of SFAS 123 as permitted under the provisions of SFAS 148.

In November 2002, the FASB issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.”  The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, as of December 31, 2002. The adoption of FIN No. 45 will not have a material effect on our consolidated financial statements.

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

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections as of April 2002”.  FASB No. 145 eliminates FASB No. 4 “Reporting Gains and Losses from Extinguishment of Debt”, which required companies to classify gains or losses from the extinguishment of debt as an extraordinary item, net of tax. As a result of this new FASB, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No.30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.  We do not believe that the extinguishment of debt will qualify as an extraordinary item as defined in APB 30, and therefore we will be required to classify these charges as operating expenses.  We have adopted SFAS No. 145 on January 1, 2003, and will reclassify the extraordinary loss to a non-operating loss in all applicable periods for comparative purposes.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” to be effective for all fiscal years beginning after June 15, 2002, with early adoption permitted.  SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets.  We have adopted SFAS No. 143 in the first quarter of 2003 and determined that it did not impact our financial position, results of operations or cash flows.

RELATED PARTY TRANSACTIONS

At March 30, 2003, affiliates of Credit Suisse First Boston Corporation (“CFSB”) owned approximately 46% of our outstanding common stock, not including warrants to purchase 749,797 shares of the our common stock, and had one seat on our Board of Directors.  The details of the warrants are mentioned below.  Further, CSFB is a member of the bank group under our 2002 Credit Agreement and has committed to lend up to $10 million of the overall 2002 Credit Agreement.  In connection with structuring this agreement in the second quarter of 2002, certain affiliates of CFSB were paid $0.6 million.

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

Affiliates of CFSB also participated in the issuance of our redeemable preferred stock in November 1999, which included warrants to purchased 1,160,542 shares of common stock. The redeemable preferred stock was redeemed and warrants to purchase 937,812 shares were cancelled at the time of our initial public offering in June 2000. At March 30, 2003, 167,046 of these warrants were still outstanding.

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

We depend on a small number of customers for a large portion of our business. Our ten largest customers accounted for approximately 85% of net sales in the quarter ended March 31, 2003 and approximately 80% of net sales for fiscal 2002.  Changes in our customers’ orders have, in the past, had a significant impact on our operating results. If a major customer significantly reduces the amount of business it does with us, there would be an adverse impact on our operating results.

We expect to continue to depend on sales to our major customers. Because it is not always possible to replace lost business on a timely basis, it is likely that our operating results would be adversely affected if one or more of our major customers were to cancel, delay or reduce a large amount of business with us. Our customer agreements typically permit the customer to terminate the agreement on three to six month’s notice. Were a customer to terminate its agreement with us, it is likely that our operating results, through lower revenue and lower fixed cost absorption, would be adversely affected.  Moreover, our operating results in the past have been positively affected by several customer contracts containing guaranteed minimum commitments.  While those contracts generally have fixed terms and may not be terminated (absent a breach) prior to their stated expiration, the favorable effects of the contracts are unlikely to be replicated after these contracts expire or otherwise terminate.

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

Our growth and acquisition strategy could require us to incur substantial amounts of indebtedness. As of March 30, 2003, our total debt was $30.7 million and our interest expense for the quarter then ended was $1.0 million. In addition, we may incur additional indebtedness in the future.  Our future level of indebtedness could have adverse consequences for our business, including:

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

OUR GROWTH MAY BE LIMITED AND OUR COMPETITIVE POSITION MAY BE HARMED IF WE ARE UNABLE TO IDENTIFY, FINANCE AND COMPLETE FUTURE ACQUISITIONS.

We expect to selectively pursue strategic acquisitions as part of our overall business strategy. Competition for acquiring attractive facilities and businesses in our industry is substantial. In executing this part of our business strategy, we may experience difficulty in identifying suitable acquisition candidates or in completing selected transactions. In addition, our 2002 Credit Agreement limits our ability to acquire the assets or businesses of other companies. If we are able to identify acquisition candidates, such acquisitions may be financed with substantial debt or with potentially dilutive issuances of equity securities. Our ability to successfully complete acquisitions in the future will depend upon several factors, including the continued availability of financing. We cannot assure you that financing for acquisitions will be available on terms acceptable to us, if at all.

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

As of March 30, $48.2 million of our net inventory was held under a supply agreement with one major customer. Of this amount, approximately 56% is inventory that exceeds demand to fulfill forecast requirements at March 30, 2003. Our supply agreement places responsibility on our customer for inventory purchased consistent with its forecasts, but requires us to hold such inventory, subject in some instances to a monthly carrying charge, prior to the time the customer declares the product end of life.  At such time as the product is declared end of life, the customer is required to repurchase any remaining unmitigated inventory. We believe that we have properly valued the inventory that we are responsible for as of March 30, 2003 and believe the customer is credit worthy.

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

UNCERTAINTIES AND ADVERSE TRENDS AFFECTING THE ELECTRONICS INDUSTRY OR ANY OF OUR MAJOR CUSTOMERS MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

Our business depends on the electronics industry, which is subject to rapid technological change, short product life cycles and pricing and margin pressure.  In addition, the electronics industry has historically been cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices and production over-capacity. When these factors adversely affect our customers, we may suffer similar effects. Our customers’ markets are also subject to economic cycles and are likely to experience recessionary periods in the future. The economic conditions affecting the electronics industry, in general, or any of our major customers, in particular including the economic slowdown, may adversely affect our operating results.

BECAUSE WE HAVE SIGNIFICANT OPERATIONS OVERSEAS, OUR OPERATING RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER FACTORS EXISTING IN FOREIGN COUNTRIES IN WHICH WE OPERATE.

We have substantial manufacturing operations in Europe, Asia and Mexico. Our international operations are subject to inherent risks, which may adversely affect us, including:

• political and economic instability in countries or geographies where we have manufacturing facilities, particularly in Asia and Mexico where we conduct a portion of our business;

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

• imposition of restrictions on currency conversion or the transfer of funds; and

• expropriation of private enterprises.

OUR BUSINESS MAY BE IMPACTED BY GEOPOLITICAL EVENTS

As a global business, we operate and have customers located in many countries.  Geopolitical events, such as terrorist acts, the current conflict in Iraq and the outbreak of severe acute respiratory syndrome (SARS) may effect the overall economic environment and negatively impact the demand for our customers’ products.  As a result, customer orders may be lower and our financial results may be adversely affected.

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

• changes in competitive and economic conditions generally or in our customers’ markets;

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

OUR CONTROLLING STOCKHOLDERS AND SOME OF OUR DIRECTORS MAY HAVE INTERESTS THAT DIFFER FROM YOURS.

Credit Suisse First Boston, through certain of its affiliates, owns approximately 46% of our outstanding common stock and, as a result, has significant control over our business, policies and affairs, including, effectively, the power to appoint new management, prevent or cause a change of control and approve any action requiring the approval of the holders of our common stock, such as adopting amendments to our certificate of incorporation and approving mergers or sales of all or substantially all of our assets. Circumstances may occur in which the interests of these stockholders could be in conflict with your interests.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

There has been no material changes in our market risk during the quarter ended March 30, 2003.  Market risk information is contained under the caption “Quantitative and Qualitative Disclosure Relating to Market Risks” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures.  Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.  However, it should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)           Changes in internal controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A class action complaint filed on December 6, 2000, alleging violations of federal securities laws has been pending in the United States District Court, Southern District of New York against us, certain of our former officers and the underwriters that participated in our initial public offering (“IPO”).  We understand that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters, which cases have been consolidated to a single federal district court for coordinated case management.  The complaint, which seeks unspecified damages among other things, alleges that the prospectus filed by us relating to stock sold in our initial public offering contained false and misleading statements with respect to the commission arrangements between the underwriters and their customers.  We believe that this claim against us lacks merit.

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

We are party to other lawsuits in the ordinary course of business. We do not believe that these other proceedings individually or in the aggregate will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

EXHIBIT NUMBER	DESCRIPTION

2.1(1)	Securities Purchase Agreement dated as of January 20, 1995 by and among MSL and the parties listed therein.
2.2(1)	Warrant Agreement dated as of August 31, 1995 by and among MSL, Bank of America National Trust and Savings Association and the parties listed therein.
2.3(1)	Preferred Stock and Warrant Subscription Agreement dated as of November 26, 1999 by and among MSL and the parties listed therein.
2.4(1)	Escrow Agreement dated as of November 26, 1999 by and among MSL and the parties listed therein.

2.5(1)	Asset Purchase Agreement dated as of November 19, 1999 among 3Com Corporation, MSL and Manufacturers’ Services Salt Lake City Operations, Inc.
2.6(2)	Asset Purchase Agreement dated as of September 26, 2000 among 3Com Corporation, MSL and Manufacturers’ Services Salt Lake City Operations, Inc.
3.1(1)	Restated Certificate of Incorporation of MSL.
3.2(1)	Amended and Restated By-Laws of MSL.
3.4(5)	Amended and Restated Articles of Incorporation of MSL.
3.3(1)	Form of certificate representing shares of common stock, $.001 par value per share.
4.1(1)	Stockholders Agreement dated as of January 20, 1995 by and among MSL and the stockholders named therein.
4.2(1)	Stockholders Agreement Amendment dated November 26, 1999 by and among MSL and the stockholders named therein.
4.3(1)	Credit Agreement dated August 21, 1998 among MSL, MSL Overseas Finance B.V. and the lenders named therein.
4.4(1)	First Amendment to Credit Agreement and Limited Waiver dated as of February 26, 1999 by and among MSL, MSL Overseas Finance B.V. and the lenders named in the Credit Agreement.
4.5(1)	Second Amendment to Credit Agreement and Consent dated as of November 23, 1999 by and among MSL, MSL Overseas Finance B.V. and the lenders named in the Credit Agreement.
4.6(4)	First Amended and Restated Credit Agreement dated as of September 29, 2000 by and between MSL and the lenders named in the Credit Agreement.
4.7(4)	First Amendment Agreement and Consent dated as of September 29, 2000 by and between MSL and the lenders named therein.
4.8(3)	First Amendment to First Amended and Restated Credit Agreement dated as of October 25, 2000 by and between MSL and the lenders named therein.
4.9(5)	Second Amendment to First Amended and Restated Credit Agreement dated as of March 2, 2001 by and between MSL and the lenders named therein.
4.10(7)	Third Amendment to First Amended and Restated Credit Agreement dated as of October 18, 2001 by and between MSL and the lenders named therein.
4.11(9)	Certificate of Designations of 5.25% Series A Convertible Preferred Stock of MSL dated March 14, 2002.
4.12(11)	Credit Agreement dated as of June 20, 2002 by and between MSL and the lenders named therein.
10.1(1)	Employment Agreement dated as of January 20, 1995 by and between MSL and Kevin C. Melia.
10.2(1)	Employment Letter dated as of June 20, 1997 by and between MSL and Robert E. Donahue.
10.3(1)	Employment Letter dated as of September 27, 1995 by and between MSL and Rodolfo Archbold.
10.4(1)	Employment Letter dated as of January 4, 1996 by and between MSL and Dale R. Johnson.
10.5(1)	Severance Letter dated June 25, 1996 by and between MSL and Dale R. Johnson.
10.6(1)	Employment Letter dated as of January 23, 1998 by and between MSL and James N. Poor.
10.7(1)	Second Amended and Restated Non-Qualified Option Plan.
10.8(1)	Form of 2000 Equity Incentive Plan.
10.9(1)	Form of 2000 Employee Stock Purchase Plan.
10.10(1)	Form of Indemnification Agreement.
10.11(1)	Office/Warehouse Lease dated as of April 14, 1997 by and between Amberjack, Ltd. and Manufacturers’ Services Limited-Roseville, Inc.
10.12(1)	Lease dated as of May 5, 1998 by and between International Business Machines Corporation and Manufacturers’ Services Western U.S. Operations, Inc.
10.13(1)+	Supply Agreement dated as of November 27, 1999 buy and between MSL and 3Com Corporation.
10.14(1)+	Outsourcing Agreement dated as of June 1, 1998 by and between International Business Machines Corporation and Manufacturers’ Services Western US Operations, Inc.
10.15(1)+	Manufacturing, Integration and Fulfillment Contract dated as of June 26, 1998 by and between International Business Machines S.A. and Global Manufacturers’ Services-Valencia.
10.16(1)+	Global Requirements Agreement No. MSL 183G dated as of July 30, 1997 by and between MSL and Iomega Corporation.
10.17(1)+	Supply Agreement dated as of November 27, 1999 by and between MSL and Palm Computing, Inc.
10.18(1)+	Manufacturing Services Agreement dated as of June 1, 1999 by and between Hewlett-Packard Singapore Pte Ltd. and Manufacturers’ Services Singapore Pte Ltd
10.19(1)	2000 Cash Incentive Compensation Plan.
10.20(4)+	Supply Agreement dated as of September 26, 2000 between Manufacturers’ Services Salt Lake City Operations, Inc.

and 3Com Corporation.
10.21(4)+	Lease dated as of September 26, 2000 by and between 3Com Corporation and Manufacturers’ Services Salt Lake City Operations, Inc.
10.22(4)	2000 Non-employee Director Stock Option Plan, as amended.
10.23(4)	2000 Non-qualified Stock Option Plan.
10.24(4)	Second Amended and Restated Non-qualified Stock Option Plan, as amended.
10.25(4)	2000 Equity Incentive Plan, as amended.
10.26(5)	Form of Change in Control Agreement for Kevin Melia, Robert Donahue, Albert Notini, Rodolfo Archbold, James Poor, Alan Cormier, Richard Gaynor, Francis Binder, Richard Buckingham and Sam Landol.
10.27(5)+	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and Palm, Inc., effective as of December 1, 2000.
10.28(5)	Amendment to Employment Letter dated as of September 27, 1995 between MSL and Rodolfo Archbold.
10.29(5)+	First Amendment to Supply Agreement between Manufacturers Services Salt Lake City Operations, Inc. and 3Com Corporation, effective as of January 15, 2001.
10.30(6)	2000 Equity Incentive Plan, as amended.
10.31(6)	2000 Employee Stock Purchase Plan, as amended.
10.32(6)	2000 Non-Qualified Stock Option Plan, as amended.
10.33(7)	Amendment to Supply Agreement between Manufacturers Services Salt Lake City Operations, Inc. and 3Com Corporation effective as of September 14, 2001.
10.34(8)+	Amendment to the Outsourcing Agreement dated as of June 1, 1998 by and between International Business Machines Corporation and Manufacturers’ Services Western US Operations, Inc.
10.35(8)	Severance Agreement effective March 29, 2002 by and between MSL and Robert E. Donahue.
10.36(8)	Employment Agreement dated as of January 2, 2002 by and between MSL and Kevin C. Melia.
10.37(8)	Employment Agreement dated as of January 31, 2002 by and between MSL and Albert A. Notini.
10.38(8)	Employment Agreement dated as of December 19, 2002 by and between MSL and Robert C. Bradshaw.
10.39(8)	Employment Agreement dated as of January 30, 2002 by and between MSL and Santosh Rao.
10.40(8)	Form of Change in Control Agreement for Santosh Rao, Bruce Leasure, Dewayne Rideout.
10.41(10)	Severance Agreement effective March 29, 2002 by and between MSL and Rodolfo Archbold.
10.42(11)	Severance Agreement effective March 29, 2002 by and between MSL and James N. Poor.
10.43(11)	2000 Equity Incentive Plan, as amended on May 15, 2002.
10.44(11)	2000 Employee Stock Purchase Plan, as amended on May 15, 2002.
10.45(11)	2000 Non-Employee Director Stock Option Plan, as amended on May 15, 2002
10.46(12)	Credit Agreement Dated June 20, 2002 among the Company, Bank of America N.A. and certain other financial institutions named therein.
10.47(13)	Accession Agreement dated August 22, 2002 among Congress Financial Corporation, Bank of America, MSL, et al.
10.48(13)	Notice of Assignment and Acceptance dated August 21, 2002 among HSBC Business Credit (USA) Inc., Bank of America, N.A. and MSL.
10.49(13)	Notice of Assignment and Acceptance dated August 20, 2002 among Orix Financial Services, Bank of America, N.A. and MSL.
10.50 (14)	Severance Agreement effective January 2, 2003 by and between MSL and Kevin C. Melia
10.51 (14)	Amendment No. 1 dated August 16, 2002 to the Credit Agreement dated June 20, 2002 by and among the Company, Bank of America, N.A. and certain other financial institutions named therein.
10.52 (14)	Amendment and Waiver No. 2 dated as of December 2002 to the Credit Agreement dated June 20, 2002 by and among the Company, Bank of America, N.A. and certain other financial institutions named therein.
10.53 (14)

Waiver and Undertaking Agreement No. 3 dated as of February 2003 to the Credit Agreement dated June 20, 2002 by and among the Company, Bank of America, N.A. and certain other financial institutions named therein.

10.54 (14)	Waiver Agreement No. 4 dated March 21, 2003 to the Credit Agreement dated June 20, 2002 by and among the Company, Bank of America, N.A. and certain other financial institutions named therein.
10.55	Employment Agreement dated April 29, 2003 between MSL and Albert A. Notini.
99.1	Certification

+              Confidential treatment requested as to certain portions which portions have been filed separately with the Securities and Exchange Commission.

(1)           Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-96227), filed on February 4, 2000.

(2)           Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on October 11, 2000.

(3)           Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on December 5, 2000.

(4)           Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2000.

(5)           Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on April 2, 2001.

(6)           Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001.

(7)           Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2001.

(8)           Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on March 29, 2002.

(9)           Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on March 18, 2002.

(10)         Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2002.

(11)         Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002.

(12)         Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on June 28, 2002.

(13)         Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2002.

(14)         Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on March 31, 2003.

(b)           The registrant did not file any Reports on Form 8-K during the quarterly period ended March 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

MANUFACTURERS’ SERVICES LIMITED
(Registrant)

Date: April 30, 2003

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

Dated: April 30, 2003	/s/ Robert C. Bradshaw
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

Dated: April 30, 2003	/s/ Albert A. Notini
Albert A. Notini
Chief Financial Officer