Form 10-Q
period 2003-06-29
MANUFACTURERS SERVICES LTD
filed 2003-08-06
CIK 940298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 29, 2003

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

At July 29, 2003, there were 34,110,842 shares of Common Stock, $0.001 par value, outstanding.

MANUFACTURERS’ SERVICES LIMITED

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

MANUFACTURERS’ SERVICES LIMITED

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 29, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$44,665	$48,955
Accounts receivable, less allowance for doubtful accounts of $466 and $2,753 at June 29, 2003 and December 31, 2002, respectively	95,006	109,083
Inventories	96,000	98,827
Prepaid expenses and other current assets	18,105	21,945
Total current assets	253,776	278,810

Property and equipment, net	39,784	34,659
Goodwill	8,559	8,441
Other assets	10,072	9,497
Total assets	$312,191	$331,407

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$4,626	$5,654
Accounts payable	106,253	127,085
Accrued expenses and other current liabilities	32,255	39,157
Total current liabilities	143,134	171,896

Long-term debt and capital lease obligations	20,867	18,003
Other liabilities	5,108	5,260
Total liabilities	169,109	195,159

Commitments and contingencies (Note 11)

Series A convertible preferred stock, $0.001 par value, 830,000 shares authorized; 830,000 shares issued and outstanding at June 29, 2003 and December 31, 2002, respectively (Liquidation value of $50 per share)	36,755	35,551

Stockholders’ equity:
Preferred stock, $0.001 par value, 4,170,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 35,172,678 shares issued and 33,621,458 outstanding at June 29, 2003 and 34,725,397 shares issued and 33,174,177 outstanding at December 31, 2002	35	35
Additional paid in capital	265,887	264,809
Accumulated deficit	(150,148)	(150,264)
Accumulated other comprehensive loss	(2,700)	(7,136)
Treasury stock, at cost; 1,551,220 shares at June 29, 2003 and December 31, 2002	(6,747)	(6,747)
Total stockholders’ equity	106,327	100,697
Total liabilities, convertible preferred stock and stockholders’ equity	$312,191	$331,407

See accompanying notes to the interim consolidated financial statements.

MANUFACTURERS’ SERVICES LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended		Six months ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net sales	$182,203	$227,831	$343,576	$443,197
Cost of goods sold	166,966	205,020	315,322	402,106

Gross profit	15,237	22,811	28,254	41,091

Operating expenses:
Selling, general and administrative	13,438	15,453	25,550	31,025
Amortization of intangibles	—	1,853	—	3,706
Restructuring and asset writedowns	954	(569)	705	4,888
Other operating expense (income)	—	—	—	(800)

Operating income	845	6,074	1,999	2,272

Interest expense, net	(1,102)	(2,143)	(2,102)	(5,137)
Change in fair value of derivatives	(200)	910	320	910
Foreign exchange gain	87	39	406	56
Loss from extinguishment of debt	—	(4,031)	—	(4,031)

Income (loss) before provision for income taxes	(370)	849	623	(5,930)
Provision for income taxes	343	611	507	1,018

Net income (loss)	$(713)	$238	$116	$(6,948)

Net loss applicable to common stockholders	$(1,589)	$(628)	$(1,635)	$(7,957)

Basic income (loss) per share:
Net loss applicable to common stockholders	$(0.05)	$(0.02)	$(0.05)	$(0.25)
Weighted average shares outstanding	33,581	32,450	33,449	32,415

Diluted income (loss) per share:
Net loss applicable to common stockholders	$(0.05)	$(0.02)	$(0.05)	$(0.25)
Weighted average shares outstanding	33,581	32,450	33,449	32,415

See accompanying notes to the interim consolidated financial statements.

MANUFACTURERS’ SERVICES LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(IN THOUSANDS)

	Six months ended
	June 29, 2003	June 30, 2002

CASH FLOWS RELATING TO OPERATING ACTIVITIES:
Net income (loss)	$116	$(6,948)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,291	13,269
Amortization of capitalized finance fees	745	1,774
Write-off of capitalized bank fees	—	4,031
Change in fair value of derivative	(320)	(910)
Changes in allowance for doubtful accounts	(91)	181
Non cash charge for stock compensation	449	333
Foreign exchange gain(loss)	(216)	(72)
Deferred taxes	(97)	534
Writedown and (gain)loss on disposal of fixed assets	(112)	3,961
Changes in operating assets and liabilities:
Accounts receivable	16,269	37,472
Inventories	4,503	31,046
Prepaid expenses and other assets	3,927	5,750
Accounts payable	(23,749)	(17,670)
Accrued expenses and other liabilities	(6,846)	(11,949)
Net cash provided by operating activities	1,869	60,802

CASH FLOWS RELATING TO INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	5,160	4,025
Purchases of property and equipment	(8,092)	(1,304)
Cost of internal use software	(268)	(320)
Net cash used in (provided by) investing activities	(3,200)	2,401

CASH FLOWS RELATING TO FINANCING ACTIVITIES:
Proceeds from issuance of convertible preferred stock and warrants net of issuance costs	—	37,720
Proceeds from long-term debt	—	9,189
Net payments on previous revolving line-of-credit	—	(111,811)
Net proceeds from new credit facilities	150	29,120
Payments on term loan	(666)	—
Repayments of long-term debt and capital lease obligations	(4,292)	(4,427)
Debt issuance and amendment costs	(150)	(4,493)
Proceeds from exercise of stock options	720	181
Proceeds from employee stock purchase plan	458	586
Net cash used in financing activities	(3,780)	(43,935)
Effect of foreign exchange rates on cash	821	1,596
Net (decrease) increase in cash	(4,290)	20,864
Cash and cash equivalents at beginning of period	$48,955	$30,906
Cash and cash equivalents at end of period	$44,665	$51,770

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

Borrowings under the Company’s credit agreement, which was entered into in June 2002 (the “2002 Credit Agreement”) are dependent upon a borrowing base calculation derived from accounts receivable and inventory. Availability of borrowings fluctuates according to the quantity and quality of the Company’s receivables and inventory and the legal jurisdiction of the Company’s receivables and inventory.   Borrowings under our 2002 Credit Agreement could be limited by a number of factors, including the following:

•                  revenue reductions from decreased customer demand or lost customers causing lower borrowing assets, particularly accounts receivable,

•                  a lower amount of our business being conducted in the US and Mexico,

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

2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that the adoption of SFAS No. 150 will not have a material impact on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The Company does not expect adoption of SFAS No. 149 to have a material impact on its condensed consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure” (“SFAS 148”).  This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  Under the provisions of SFAS 148, companies that choose to adopt the accounting provisions of SFAS 123 will be permitted to select from three transition methods: the prospective method, the modified prospective method and the retroactive restatement method. The prospective method, however, may no longer be applied for adoptions of the accounting provisions of

SFAS 123 for periods beginning after December 15, 2003. SFAS 148 requires certain new disclosures that are incremental to those required by SFAS 123, which must also be made in interim financial statements. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 31, 2002. The Company has adopted the new interim disclosure provisions.  The Company has decided not to voluntarily adopt the accounting provisions of SFAS 123 as permitted under the provisions of SFAS 148.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”.  SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were accounted for under EITF No. 94-3.  The Company adopted the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002.  The effect-on-adoption of SFAS No. 146 changed the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections as of April 2002”.  FASB No. 145 eliminates FASB No. 4 “Reporting Gains and Losses from Extinguishment of Debt”, which required companies to classify gains or losses from the extinguishment of debt as an extraordinary item, net of tax. As a result of this new FASB, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.  The Company does not believe that the extinguishment of debt will qualify as an extraordinary item as defined in APB 30, and therefore the Company will be required to classify these charges as non-operating expenses.  The Company has adopted SFAS No. 145 on January 1, 2003, and has reclassified the extraordinary loss to a non-operating loss in all applicable comparative periods.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” to be effective for all fiscal years beginning after June 15, 2002, with early adoption permitted.  SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company adopted SFAS No. 143 in the first quarter of 2003 and the adoption did not impact its financial position, results of operations or cash flows.

3.  INVENTORY

Inventories are comprised of the following:

	June 29, 2003	December 31, 2002
Raw materials and purchased inventory	$79,846	$82,532
Work-in-process	10,616	10,559
Finished goods	5,538	5,736
	$96,000	$98,827

4.  BUSINESS SEGMENT INFORMATION

The Company’s operations comprise a single line of business, providing electronics design and manufacturing services. Information about the Company’s operations in different geographic regions is presented in the table below:

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Geographic net sales
United States	$101,061	$157,598	$182,423	$307,077
Spain	42,184	43,298	79,680	84,316
Other foreign countries	38,958	26,935	81,473	51,804
	$182,203	$227,831	$343,576	$443,197

	June 29, 2003	December 31, 2002
Long-lived assets
United States	$17,499	$20,042
Spain	19,405	13,009
Other foreign countries	12,952	11,105
	$49,856	$44,156

5. STOCK-BASED COMPENSATION

The Company’s employee stock compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Under this method, no compensation expense is recognized as long as the exercise price equals or exceeds the market price of the underlying stock on the date of grant. The Company elected the disclosure-only alternative permitted under SFAS No. 123 for fixed stock-based awards to employees. All non-employee stock-based awards are accounted for in accordance with SFAS 123.

The Company uses the Black-Scholes option pricing model to estimate the fair value of options granted.  The Black-Scholes model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable.  The Company’s employee stock options have characteristics significantly different from those of traded options; therefore, the Black-Scholes option pricing model may not provide a reliable measure of the fair value of the Company’s options.

The following table illustrates the effect on net income(loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net loss available to common stockholders, as reported	$(1,589)	$(628)	$(1,635)	$(7,957)
Add : Total stock-based employee compensation expense included in reported net loss	92	120	449	333
Deduct : Stock-based employee compensation expense determined under the fair value method	(2,041)	$(1,687)	(2,759)	(3,337)
Pro forma net loss available to common stockholders	$(3,538)	$(2,195)	$(3,945)	$(10,961)

Basis and Diluted net loss per share:
As reported	$(0.05)	$(0.02)	$(0.05)	$(0.25)
Pro forma	$(0.11)	$(0.07)	$(0.12)	$(0.34)

6.  EARNINGS PER SHARE

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted income (loss) per share as required by SFAS 128:

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Numerator - basic and diluted earnings per share:
Income (loss)	$(713)	$238	$116	$(6,948)
Dividends on convertible preferred stock	(545)	(545)	(1,092)	(636)
Accretion of convertible preferred stock	(331)	(321)	(659)	(373)
Loss available to common stockholders	$(1,589)	$(628)	$(1,635)	$(7,957)

Denominator:
Basic and Diluted - weighted average shares outstanding	33,581	32,450	33,449	32,415

Basic and diluted loss per share	$(0.05)	$(0.02)	$(0.05)	$(0.25)

For the three and six months ended June 29, 2003, 8,503 anti-dilutive option and warrant shares, and for the three and six months ended June 30, 2002, 7,895 anti-dilutive option and warrant shares have been excluded from the calculation of diluted earnings per share, as the Company had a net loss available to common stockholders for these periods.

In addition, for three months ended June 29, 2003 and June 30, 2002 and the six months ended June 29, 2003 and June 30, 2002, a total of 6,511, 6,526, 6,508 and 3,912 shares, respectively, of convertible preferred stock and preferred stock dividends have been excluded from the calculation of diluted earning per share on an “if converted” basis as they are anti-dilutive in nature until the Company exceeds a certain net income threshold.

7.  COMPREHENSIVE INCOME (LOSS)

The following table illustrates the components of comprehensive income (loss) as required by SFAS 130:

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Net Income (loss)	$(713)	$238	$116	$(6,948)
Other comprehensive income (loss)
Foreign currency translation adjustments	3,179	5,198	4,436	4,254

Comprehensive income (loss)	$2,466	$5,436	$4,552	$(2,694)

8. RESTUCTURING

In the second quarter of 2003, the Company recorded a net restructuring charge of $954.  This included a charge of $1,600 related to certain costs in connection with the planned closing of the Company’s Athlone, Ireland plant, which was formally announced in July 2003.  This charge relates to an estimated contingent liability for which the expected settlement has been determined to be probable as of June 29, 2003.  This amount was offset by a reversal of $432 of restructuring reserves related to the final sale of the Company’s China operation, which had been shut down in the third quarter of 2002 and a recorded gain of $214 on assets that had previously been written down at its China facility in accordance with SFAS 144.

In the first quarter of 2003, the Company reversed $249 of restructuring reserves related mainly to severance expenses which are no longer expected to be incurred.

In the second quarter of 2002, the Company recorded a gain of $569 from the sale of its Salt Lake City building.  This was recorded as a reversal of a restructuring charge which had been taken in the third quarter of 2001 when the Company wrote down the building to its estimated fair market value.

In the first quarter of 2002, the Company implemented a plan to restructure certain operations, primarily related to closing its facility in China and a workforce reduction at its corporate headquarters.  The China facility, which ceased operations during the third quarter of 2002, was closed as the site did not meet the Company’s long-term strategic goals.  The total charge recorded for this plan was $5,457, which was comprised of asset write-downs of $3,069, lease termination costs of $548 and severance of $1,840 related to the reduction of 371 manufacturing and 24 managerial employees.  This plan was completed by the end of the second quarter of 2003.

During the full year 2002, the Company implemented various restructuring plans throughout its organizations to align its cost structure with the reduced revenue stream as a result of the economic downturn in the EMS industry.  In total for all 2002, the Company incurred restructuring charges of $13,488 consisting of asset write-downs of $4,315, employee severance of $5,343 and lease termination costs of $3,830.

The following table sets forth the activity in the restructuring reserves from December 31, 2002 to June 29, 2003:

	Employee Severance and Related Expenses	Lease Payments on Facilities and Equipment	Other Plant Closing Costs	Total
Balances at December 31, 2002	$1,973	$3,572	$—	$5,545
Charges utilized	(1,416)	(865)	—	(2,281)
Provision adjustments	(249)	—	—	(249)
Balance at March 30, 2003	308	2,707	—	3,015
Restructuring provision	—	—	1,600	1,600
Charges utilized	(201)	(146)	—	(347)
Provision adjustments	—	(432)	—	(432)
Balance at June 29, 2003	$107	$2,129	$1,600	$3,836

Reserves remaining at June 29, 2003 mainly represent lease termination payments in Singapore which may continue until the lease expires in 2010, and liabilities related to the Athlone plant closing which should be settled by the fourth quarter of 2003.

9. GUARANTEES AND INDEMNIFICATION OBLIGATIONS

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have Directors and Officers Liability insurance policies that limit our exposure for events covered under the policies and enable us to recover a portion of any future amounts paid. As a result of the coverage under our insurance policies, we believe the estimated fair value of these indemnification agreements is minimal. Most of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of June 29, 2003.

In conjunction with our initial public offering in June 2000, we entered into an Underwriting Agreement with several underwriters in which we agreed to indemnify the underwriters for losses, claims or damages caused by an untrue statement or alleged untrue statement or omission or alleged omission of a material fact contained in or omitted from our Registration Statement. The term and maximum potential amounts of this indemnification is not limited. However, we have a Directors and Officers Liability Insurance policy that limits our expense for events covered by such policies. Accordingly, we believe the estimated fair value of this indemnification obligation is minimal. Accordingly, we have no liabilities recorded from the agreement as of June 29, 2003.

In June 2002, we entered into a Credit Agreement in which we agreed to indemnify each lender party thereto, from any taxes or incurred lending costs paid by such lenders in connection with the Credit Agreement, including as a result of any change in the tax laws or other regulations. This indemnification obligation is unlimited as to time and amount. We have never been required to make any payments pursuant to this indemnification. As a result, we believe the estimated fair value of this indemnification agreement is minimal. Accordingly, we have no liabilities recorded for those agreements as of June 29, 2003.

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

Balance at December 31, 2002	$1,359
Accruals for warranties during the six months ended June 29, 2003	250
Settlements made during the six months ended June 29, 2003	(166)

Balance at June 29, 2003	$1,443

10.  GOODWILL

The Company adopted SFAS 142, “Goodwill and Other Intangible Assets”, on January 1, 2002, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.  As a result, the Company ceased all goodwill amortization as of January 1, 2002.

In accordance with SFAS No. 142, the Company is required to perform an annual goodwill impairment test as of the beginning of its third fiscal quarter, which begins on June 30, 2003.  This involves determining the estimated fair value of each reporting unit and comparing it to the reporting unit’s carrying amount.  If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill is impaired and the Company would be required to perform the second step of the impairment test.  The Company does not believe that an event occurred or circumstances changed that would have required it to perform an impairment test prior to its annual test at the beginning of the third quarter.  The Company will complete its annual impairment test during its fiscal third quarter of 2003.

Changes in the net carrying amount of goodwill for the period ended June 29, 2003 were as follows:

Balance at December 31, 2002	$8,441
Foreign currency translation adjustment	118
Balance at June 29, 2003	$8,559

11.  COMMITMENTS AND CONTINGENCIES

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

The Company is currently considering a Memorandum of Understanding and related documents proposed by the plaintiffs containing the terms of an agreement resolving the claims of the plaintiffs against the Company and its named officers.  While the Company can make no assurances regarding the outcome of this action, the Company believes that the final result will have no material effect on its consolidated financial condition or result of operations.

In addition, the Company is from time to time subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company’s financial position or its results of operations.

12.                                 SUBSEQUENT EVENTS

Series B Convertible Preferred Stock

On July 2, 2003, the Company issued $25,000 of Series B Convertible Preferred Stock (“Series B Preferred”) and warrants to purchase 1,165,254 shares of common stock in a private placement to qualified accredited investors.  Proceeds of the Series B Preferred, net of costs, were approximately $22,920.  The Series B Preferred will be recorded as temporary equity, and the warrants will be recorded as liabilities.

The Series B Preferred accrues dividends quarterly at the rate of 4.50% per annum, payable quarterly in common stock or cash, at the Company’s option. The Series B Preferred is convertible to common stock at any time by holders based on a conversion price of $5.90 per share. The Series B Preferred has a scheduled maturity of July 3, 2008, unless converted earlier.  The Company may redeem the Series B Preferred on or after July 3, 2006, in whole or in part, at its option, at par value payable in the Company’s common stock or cash, at the Company’s option, plus accrued and unpaid dividends, if any, payable in cash.  If the Company chooses to pay dividends in common stock or to redeem the convertible preferred stock with common stock, the number of shares of common stock issued will be computed using 95% of the market value of the common stock at that time. The warrants are exercisable at any time through July 3, 2008 at the exercise price of $6.275 per share. The Company has the right to require the exercise of the warrants at any time if the common stock trades for 175% of the exercise price of the warrants for a specified period of time.

A portion of the total consideration received was allocated to the warrants based on their fair value of $1,950 and the residual proceeds were allocated to the Series B Preferred.  The resulting initial Series B Preferred balance will be accreted to the liquidation value of $50 per share, subject to certain adjustments over the life of the Series B Preferred.  The discount on the Series B Preferred resulting from allocation of proceeds to the warrants will be accreted, using the effective interest method, through the scheduled maturity date and will be recorded as a charge against additional paid in capital.  In the event the Company elects to call the Series B Preferred in advance of the maturity date, accretion of the remaining discount will occur.  All such amounts for accretion will be deducted from the net income available to common stockholders, for purposes of earnings per share calculations.

Acquisition

On July 22, 2003, the Company acquired certain manufacturing assets and assumed certain liabilities of the Barcelona, Spain operation of Telesincro, S.A., a subsidiary of Groupe Ingenico for approximately $1,136 in cash.  Included in the transfer were approximately 280 manufacturing employees.  The site had been Ingenico’s only internal manufacturing facility for electronic payment terminals.  The purchased assets include production assets, service inventory and intellectual property necessary to manufacture, repair and otherwise service the terminals.  As part of the transaction the Company agreed to lease 5,500 square meters in the Barcelona facility for three years and entered into a four year manufacturing services agreement to manufacture, repair and service terminals for Ingenico.  The agreement includes a minimum guaranteed purchase commitment from Ingenico for the first three years.

In addition, as a contingent purchase price amount the Company transferred 250,000 shares of its common stock to Ingenico in return for the expectation that Ingenico will award MSL additional revenue amounts over the next three years.  These shares are not registered or transferable for the three year period and the Company retains the right to repurchase the shares at $0 in the event that Ingenico has not awarded the Company the required revenue amounts.

Restructuring and Asset Writedowns

During the third quarter of fiscal 2003, the Company implemented a plan to further streamline operations and reduce manufacturing capacity and general and administrative expenses as a result of the continued slowdown in the economy.  This plan will result in charges that are estimated to be between $8,000 and $10,000, which will be recorded in the third and fourth quarters of 2003, except for a $1,600 charge which was accrued in the second quarter as discussed in Note 8 above.  The plan includes the closing of the Company’s Athlone, Ireland facility and limited headcount reductions in certain other locations.  Substantially all customers at the Athlone facility, which had revenues for the six months ended June 29, 2003 of $16,802, will be transferred to other MSL sites.  This plan includes the reduction of approximately 225 manufacturing and managerial employees and is expected to be substantially complete by the end of 2003.

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

We provide integrated supply chain solutions that address all stages of our customer’s product life cycle, including engineering and design, new product introduction, global supply chain management, printed circuit board assembly, high speed automated manufacturing, final product assembly including configure-to-order and build-to-order, integration and testing of complex systems, fulfillment and distribution and after-market services.  We believe this comprehensive range of services provides opportunities for growth by attracting new customers and capturing additional outsourcing opportunities with our existing customers.

We have a global network consisting of 15 manufacturing, design and fulfillment facilities in the world’s major electronics markets—North America, Europe and Asia—to serve the increasing outsourcing needs of both multinational and regional OEMs.  Our manufacturing facilities are strategically located near our customers and their end-markets, which benefits our customers by reducing the time required to get their products to market and by increasing their flexibility to respond quickly to changing market conditions. We believe that the combination of our services and our global manufacturing network has enabled us to become an integral part of our customers’ product development and manufacturing strategies.

Since our founding in 1994 through 2000, our growth had been driven primarily by acquisitions of existing OEM manufacturing facilities and by the increasing number of OEMs who had outsourced their manufacturing requirements. During the past three years, we have closed certain facilities and reduced our workforce to reflect our reduced revenue stream resulting from adverse economic conditions affecting demand for our customers’ end-market products.  Despite this recent downsizing, we intend to continue to actively pursue strategic acquisitions and to continue to benefit from expected increases in the number of OEMs that outsource their manufacturing requirements, as demonstrated by our recent asset acquisition of Telesincro in July 2003.

During the past 18 months we have been repositioning ourselves in the EMS market by developing our offerings, adding new customers and refocusing the relationships we have and the business we do with existing customers to emphasize those services where we provide the most value.  We focus principally on those customers and programs where we are the lead EMS provider.

While new programs with existing customers develop and new customers are added, our overall revenue has declined and our customer mix has changed.  We anticipate that changes will continue as our business develops and programs with some customers will increase and programs with others will decline consistent with recent customer and vendor consolidation tends in the EMS industry.  For example, we anticipate that over the next twelve months certain fulfillment services we currently provide to a customer will cease to be provided, while fulfillment services we provide to another customer will increase.  The net impact of this transition in these programs is expected to be a decline of less than 2% of annual revenue.  With the expiration of this program we will cease activities at the customer-controlled site.  We do not expect any material charges associated with the cessation of this customer program.  The expiring program represented approximately 7.6% of revenue for the first six months of fiscal 2003.  We believe that other business with new and existing customers, combined with the expected revenues from our recent Ingenico acquisition, will more than offset this net 2% decline in 2004.

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

Our operating results are affected by the level of capacity utilization in our manufacturing facilities, indirect labor costs and selling, general and administrative expenses. Gross margins and operating income generally improve during periods of high-volume and high-capacity utilization in our manufacturing facilities and decline during periods of low-volume and low-capacity utilization. However, certain of our customer contracts contained guaranteed minimum commitments, requiring the customer to either purchase certain contractual minimum quantities or pay for amounts less than the minimum purchase commitment.  Such contracts helped offset the negative impact of low-capacity utilization on gross margins and operating income.  Currently we have only one customer contract containing a guaranteed minimum commitment which relates to the Telesincro acquisition.

Our business strategy includes the continued expansion of our global manufacturing network. Currently, approximately 73%

of our net sales worldwide are denominated in US dollars, while our labor and utility costs in facilities outside of the United States are denominated in local currencies. Foreign currency gains and losses are the result of transacting business in a currency that is different from the functional currency of our operating entity and the movements in those currencies between the time a transaction is recorded for financial reporting purposes and the time payment is made or received. We currently use forward foreign exchange contracts on a limited basis to minimize our foreign currency risk but not for trading purposes. We expect to continue to utilize forward foreign exchange contracts only to the extent that these contracts minimize exposure and reduce risk from exchange rate fluctuations on specific underlying transactions that create foreign currency exchange rate risk for us. Any increase or decrease in our use of derivative financial instruments will likely be as a result of these contracts.

RECENT ACQUISTIONS

On July 22, 2003, we acquired certain manufacturing assets and assumed certain liabilities of the Barcelona, Spain operation of Telesincro, S.A., a subsidiary of Groupe Ingenico for approximately $1.1 million in cash.  Included in the transfer were approximately 280 manufacturing employees.  The site had been Ingenico’s only internal manufacturing facility for electronic payment terminals.  The purchased assets include production assets, service inventory and intellectual property necessary to manufacture, repair and otherwise service the terminals.  As part of the transaction we agreed to lease approximately 5,500 square meters in the Barcelona facility for three years and entered into a four year manufacturing services agreement to manufacture, repair and service terminals for Ingenico.  The agreement includes a minimum guaranteed purchase commitment from Ingenico for the first three years.

In addition, as a contingent purchase price amount we transferred 250,000 shares of our common stock to Ingenico in return for the expectation that Ingenico will award us additional revenue amounts over the next three years.  These shares are not registered or transferable for the three year period and we retain the right to repurchase the shares at $0 in the event that Ingenico has not awarded us the required revenue amounts.

On July 1, 2002, we acquired for approximately $6.0 million in cash and assumed liabilities, all of the capital stock and certain assets of Lexmark Electronics S.A. de C.V., a subsidiary of Lexmark International, Inc. located in Reynosa, Mexico, that provides printed circuit board assemblies for laser printers. Included in the purchase price was $3.2 million of inventory that we had agreed to purchase within 60 days after the closing. The acquired assets consist of cash of $0.8 million, manufacturing assets and other working capital related to the operations, while the liabilities consist of accounts payable and accrued liabilities. The transaction was accounted for as a purchase of a business, and the purchase price was allocated to the assets and liabilities based upon their relative fair values at the date of acquisition. The excess of the fair value of assets acquired over the purchase price was allocated to the acquired fixed assets, which reduced their recorded fair values. As part of the transaction, we retained approximately 230 employees, assumed an existing lease that expires in February 2010, for a 156,000 square foot manufacturing facility in Reynosa and entered into an eighteen-month supply agreement to provide printed circuit board assemblies to Lexmark. The supply agreement included certain minimum guaranteed purchase commitments for the first 12 months.

RESTUCTURINGS AND ASSET WRITEDOWNS

In the second quarter of 2003, we recorded a net restructuring and asset writedown charge of $1.0 million.  This included a charge of $1.6 million related to certain costs in connection with the planned closing of our Athlone, Ireland plant, which was formally announced in July 2003.  This charge relates to a contingent liability for which the expected settlement has been determined to be probable as of June 29, 2003.  This amount was offset by a reversal of $0.4 million of restructuring reserves related to the final sale of our China operation, which had been shut down in the third quarter of 2002 and a recorded gain of $0.2 million on assets that had previously been written down at our China facility in accordance with SFAS 144.

In the first quarter of 2003, we reversed $0.2 million of restructuring reserves related mainly to severance expenses which were no longer expected to be incurred.

In the second quarter of 2002, we recorded a gain of $0.6 million from the sale of our Salt Lake City building.  This was recorded as a reversal of a restructuring charge which had been taken in the third quarter of 2001 when we wrote down the building to its estimated fair market value.

In the first quarter of 2002, we implemented a plan to restructure certain operations, primarily related to closing our facility in China and a workforce reduction at our corporate headquarters.  The China facility, which ceased operations during the third quarter of 2002, was closed as the site did not meet our long-term strategic goals.  The total charge recorded for this plan was $5.5 million, which was comprised of asset write-downs of $3.1 million, lease termination costs of $0.6 million and severance of $1.8 million related to the reduction of 371 manufacturing and 24 managerial employees.  This plan was completed by the end of the second quarter of 2003.

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

The following table sets forth the activity in the restructuring reserves from December 31, 2002 to June 29, 2003:

	Employee Severance and Related Expenses	Lease Payments on Facilities and Equipment	Other Plant Closing Costs	Total
Balances at December 31, 2002	$1.9	$3.6	$—	$5.5
Charges utilized	(1.4)	(0.9)	—	(2.3)
Provision adjustments	(0.2)	—	—	(0.2)
Balance at March 30, 2003	0.3	2.7	—	3.0
Restructuring provision	—	—	1.6	1.6
Charges utilized	(0.2)	(0.2)	—	(0.4)
Provision adjustments	—	(0.4)	—	(0.4)
Balance at June 29, 2003	$0.1	$2.1	$1.6	$3.8

Reserves remaining at June 29, 2003 mainly represent lease termination payments in Singapore which may continue until the lease expires in 2010, and liabilities related to the Athlone plant closing which should be settled by the fourth quarter of 2003.

We recently announced a plan to further streamline operations and reduce manufacturing capacity and general and administrative expenses as a result of the continued slowdown in the economy.  This plan will result in charges that are estimated to be between $8.0 and $10.0 million, which will be recorded in the third and fourth quarters of 2003, except for a $1.6 million charge which was accrued in the second quarter as noted above.  The plan includes the closing of our Athlone, Ireland facility and limited headcount reductions in certain other locations.  Substantially all our customers at our Athlone facility, which had revenues for the six months ended June 29, 2003 of $16.8 million, will be transferred to other MSL sites.  The plan includes the reduction of approximately 225 manufacturing and managerial employees and is expected to be substantially complete by the end of 2003 and to result in annual savings of approximately $5.5 million.

RESULTS OF OPERATIONS

The following table sets forth specified operating data, in dollars and as a percentage of net sales, for the periods indicated:

	Three Months Ending				Six Months Ending
	June 29, 2003		June 30, 2002		June 29, 2003		June 30, 2002
	(Dollars in thousands)
Net sales	$182,203	100.0%	$227,831	100.0%	$343,576	100.0%	$443,197	100.0%
Cost of goods sold	166,966	91.6	205,020	90.0	315,322	91.8	402,106	90.7
Gross profit	15,237	8.4	22,811	10.0	28,254	8.2	41,091	9.3

Selling, general and administrative	13,438	7.4	15,453	6.7	25,550	7.4	31,025	7.0
Amortization expense	—	—	1,853	0.8	—	—	3,706	0.8
Restructuring and asset writedowns	954	0.5	(569)	(0.2)	705	0.2	4,888	1.1
Other operating income	—	—	—	—	—	—	(800)	(0.1)

Operating income	845	0.5	6,074	2.7	1,999	0.6	2,272	0.5

Interest expense, net	(1,102)	(0.6)	(2,143)	(1.0)	(2,102)	(0.6)	(5,137)	(1.1)
Gain (loss) on Change in derivatives	(200)	(0.1)	910	0.4	320	0.1	910	0.2
Foreign exchange gain (loss)	87	0.0	39	0.0	406	0.1	56	0.0
Loss on extinguishment of debt	—	—	(4,031)	(1.7)	—	—	(4,031)	(0.9)

Income (loss) before provision for income taxes	(370)	(0.2)	849	0.4	623	0.2	(5,930)	(1.3)
Provision for income taxes	343	0.2	611	0.3	507	0.1	1,018	0.2

Net income (loss)	$(713)	(0.4)%	$238	0.1%	$116	0.0%	$(6,948)	(1.5)%

Net income (loss) applicable to common stockholders	$(1,589)	(0.9)%	$(628)	(0.3)%	$(1,635)	(0.5)%	$(7,957)	(1.8)%

FISCAL QUARTER ENDED JUNE 29, 2003 COMPARED TO FISCAL QUARTER ENDED JUNE 30, 2002

NET SALES

Net sales for the quarter ended June 29, 2003 decreased by $45.6 million, or 20%, to $182.2 million from $227.8 million for the quarter ended June 30, 2002.  A portion of this decrease relates to the closing of our Mt. Prospect, IL facility in the third quarter of 2002, which had revenues in the second quarter of 2002 of $33.4 million.  Of the Mt Prospect revenues, $18.2 million related to business with 3Com which ended in the third quarter of 2002, with the remaining revenue from this facility being transferred to our other manufacturing sites.   The balance of the decrease of approximately $27.4 million consists of $28.1 million from two customers which whom we no longer do business in 2003 and $9.1 million due to the overall decline in the economy, which was partially offset by $9.8 million in revenue from our Reynosa, Mexico acquisition.

GROSS PROFIT

Gross profit decreased from 10.0% of net sales for the quarter ended June 30, 2002 to 8.4% of net sales for the quarter ended June 29, 2003. Our gross margin in the second quarter of 2003 was impacted by the loss of our take or pay contracts with two customers, each of which expired during 2002 but had positively contributed to our gross profit in the second quarter of 2002, and by the decrease in utilization of our manufacturing capacity due to the revenue decline in the second quarter of 2003 compared to second quarter of 2002.  This decrease was partially offset by the positive impact of lower inventory writedowns in the second quarter of 2003 compared to 2002 and a favorable change in customer mix, with a portion of our revenue decrease coming from products with lower gross margins.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense for the quarter ended June 29, 2003 decreased to $13.4 million, or 7.4% of net sales, from $15.5 million, or 6.7% of net sales, for the quarter ended June 30, 2002. This net decrease of $2.1 million related mainly to the restructuring activities the Company executed in 2002 offset by increased expenses from our new Reynosa, Mexico facility.  Included in the second quarter 2002 expenses were $1.0 million related to our Mt Prospect facility which was closed in the third quarter of 2002.  No expenses were incurred in the second quarter of 2003 related to this facility.  This was offset by $1.3 million of additional expenses in the second quarter of 2003 from our Reynosa facility which was acquired in July 2002, and therefore had no expenses in the second quarter of 2002.

The remaining decrease of $2.4 million consists mainly of lower employee recruiting and relocation expenses of $0.8 million, which had been incurred mostly in our Concord headquarters in the second quarter of 2002, decreased consulting costs of $0.5 million and lower employee labor costs of $0.6 million from the various restructuring activities and other cost reductions to offset our reduced revenue amounts.

AMORTIZATION EXPENSE

Amortization expense was zero in the quarter ended June 29, 2003 compared to $1.9 million in the quarter ended June 30, 2002.  The amortization expense in the second quarter of 2002 related to our asset acquisition from 3Com in September 2000, which consisted mainly of customer relationships.  These assets were amortized over the term of our supply agreement with 3Com, which expired on June 30, 2002.

RESTRUCTURING AND ASSET WRITEDOWNS

See the previous discussion in the section titled “Restructuring and Asset Writedowns”.

INTEREST EXPENSE, NET

Net interest expense decreased to $1.1 million for the quarter ended June 29, 2003 from $2.1 million for the quarter ended June 30, 2002, reflecting lower average borrowings in addition to the impact of decreasing interest rates.

CHANGE IN FAIR VALUE OF DERIVATIVE

During the second quarter of 2003, we recorded an increase in the fair value of our warrant derivatives of $0.2 million compared to a reduction of $0.9 million for second quarter of 2002.  The warrants were issued as part of our Series A preferred stock offering in the first quarter of 2002, and were originally fair valued at $3.2 million.  The warrants’ fair value increased from $2.2 million at March 30, 2003 to $2.4 million at June 29, 2003.  The increase in the value of this liability was recorded as a non-operating loss in the second quarter of 2003.

FOREIGN EXCHANGE GAINS/LOSSES

There were no significant foreign exchange gains or losses for either of the three-month periods ended June 29, 2003 or June 30, 2002.

PROVISION FOR INCOME TAXES

Provision for income taxes was $0.3 million for the quarter ended June 29, 2003 and $0.6 million for the quarter ended June 30, 2002. Our tax provisions in both quarters resulted from the mix of profits and losses experienced by us across the jurisdictions within which we operate.

SIX MONTHS ENDED JUNE 29, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

NET SALES

Net sales for the six months ended June 29, 2003 decreased by $99.6 million, or 22%, to $343.6 million from $443.2 million for the six months ended June 30, 2002. A portion of the decrease relates to the closing of our Mt. Prospect facility in the third quarter of 2002, which had revenues for the six months ended June 30, 2002 of $76.4 million.   Of the Mt Prospect revenues, $36.6 million related to business with 3Com which ended in the third quarter of 2002, with the remaining revenue from this facility being transferred to our other manufacturing sites.   The balance of the decrease of approximately $63.0 million consists of $55.9 million from three customers whom we no longer do business with in 2003 and $27.6 million due to the overall decline in the economy, which was partially offset by $20.5 million in revenue from two new customers, including $18.9 million from our Reynosa, Mexico acquisition.

GROSS PROFIT

Gross profit decreased to 8.2% of net sales for the six months ended June 29, 2003 from 9.3% of net sales for the six months ended June 30, 2002. This decrease resulted primarily from the loss of our take or pay contracts with two customers, each of which expired during 2002 but had positively contributed to our gross profit in the six months ended June 30, 2002.  Our gross profit was also negatively impacted by the decrease in utilization of our manufacturing capacity due to the revenue decline in the six month period ended June 29, 2003 compared to six month period ended June 30, 2002.  This decrease was partially offset by the positive impact of lower inventory provisions in 2003 compared to 2002 and a favorable change in customer mix, with a higher percentage of our revenues coming from products with higher gross margins.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense for the six months ended June 29, 2003 decreased to $25.6 million, or 7.4% of net sales, from $31.0 million, or 7.0% of net sales, for the six months ended June 30, 2002.  This net decrease of $5.4 million related mainly to the various restructuring activities the Company executed in 2002 offset by an increase in expenses from our new Reynosa, Mexico facility.  The closure of the Mt Prospect facility in the third quarter of 2002 contributed $1.7 million to this overall decrease, which was offset by an increase of $2.1 million of additional expenses in the six months ended June 29, 2003 from our Reynosa facility which was acquired in July 2002, and therefore had no expenses in the six months ended June 30, 2002.

The remaining decrease of $5.8 million consists mainly of lower employee recruiting and relocation expenses of $1.1 million, which had been incurred mostly in Concord in the second quarter of 2002, decreased consulting costs of $0.9 million, mainly in the Corporate headquarters for internal audit and tax planning services, decreased bad debt charges of $0.7 million, which had been incurred primarily in Asia in the first quarter of 2002 and lower employee labor costs of $1.6 million from the various restructuring activities and other cost reductions to offset our reduced revenue amounts.

AMORTIZATION EXPENSE

Amortization expense was zero in the six month period ended June 29, 2003 compared to $3.7 million for the six month period ended June 30, 2002.  The amortization expense in 2002 related to our asset acquisition from 3Com in September 2000, which consisted mainly of customer relationships.  These assets were amortized over the term of our supply agreement with 3Com, which expired on June 30, 2002.

RESTRUCTURING AND ASSET WRITEDOWNS

See the previous discussion in the section titled "Restructuring and Asset Writedowns".

OTHER OPERATING INCOME

During the six month period ended June 30, 2002, the Company received a $1.1 million fee related to costs incurred in pursuing an unsuccessful acquisition opportunity in the fourth quarter of 2001.  This amount was netted against $0.3 million of expenses incurred during the period related to this acquisition opportunity.

INTEREST EXPENSE, NET

Net interest expense decreased to $2.1 million for the six months ended June 29, 2003, from $5.1 million for the six months ended June 30, 2002, reflecting lower average borrowings and decreased interest rates.

CHANGE IN FAIR VALUE OF DERIVATIVE

During the six months ended June 29, 2003, we recorded a reduction in the fair value of our warrant derivatives of $0.3 million compared to a reduction of $0.9 million for the six months ended June 30, 2002.  The warrants were issued as part of our preferred stock offering in the first quarter of 2002, and were originally valued at $3.2 million.   For the six month period ended June 29, 2003, the warrants’ fair value decreased from $2.7 million at December 31, 2002 to $2.4 million at June 29, 2003.  The decrease in the value of this liability was recorded as a non-operating gain in the period ended June 29, 2003.

FOREIGN EXCHANGE TRANSACTION GAINS/LOSSES

Foreign exchange gains for the six months ended June 29, 2003 were $0.4 million compared to effectively no foreign exchange gains or losses for six months ended June 30, 2002.  The gain in 2003 related primarily to the weakening of the US Dollar against the EURO for activities in our Valencia, Spain subsidiary.

PROVISION FOR INCOME TAXES

Provision for income taxes was $0.5 million for the six months ended June 29, 2003 compared to $1.0 million for the six months ended June 30, 2002.  Our tax provisions in both periods resulted from the mix of profits and losses experienced by us across the jurisdictions within which we operate. For the six months ended June 30, 2003, pretax income in the United States and Asia was offset by net operating loss carryforwards, while a tax provision was recorded in France.  For the six months ended June 30, 2002, pretax income in the United States was offset by net operating loss carryforwards while losses in Asia provided us with no income tax benefit because we do not believe it is more likely than not that we will be able to utilize these taxable losses in the future.  Profits in Spain and France required us to record tax provisions in the period.

LIQUIDITY AND CAPITAL RESOURCES

At June 29, 2003, we had cash and cash equivalents of $44.7 million, total bank and other debt of $25.5 million and $33.8 million of unused borrowing capacity under the credit agreement we entered into in 2002 (“2002 Credit Agreement”).  In addition, we had $3.0 million of unused borrowing capacity under a revolving credit facility in Spain.  During the six months ended June 29, 2003, our operations were funded primarily with cash flow from operating activities and available cash.

Net cash provided by operating activities of $1.9 million for the six months ended June 29, 2003 resulted mainly from a decrease in operating assets of $24.7 million and depreciation and amortization expenses of $8.0 million, offset in part by a decrease in operating liabilities of $30.6 million.  The decrease in operating assets included a reduction in accounts receivable of $16.3 million as a direct result of our decrease in revenues and a $4.5 million reduction in inventory.   The decrease in operating liabilities included a decrease in accounts payable of $23.7 million as a result of reduced volume through our manufacturing sites and a reduction of $6.8 million in accrued expenses mainly as a result of lower restructuring reserves, income taxes payable and accrued salaries and benefits.

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

Net cash used in investing activities for the six months ended June 29, 2003 was $3.2 million, consisting of $8.1 million of capital expenditures, mainly from the purchase of a previously leased Surface Mount Technology (“SMT”) line of $4.8 million in the first quarter of 2003, offset by $5.1 million in proceeds from the sale of fixed assets, $4.8 of which related to the same SMT line, which was subsequently leased back in the first quarter in a sales/leaseback transaction that has been treated as a capital lease. This sales/leaseback transaction required us to restrict $2.1 million in cash over the three year term of the lease. This cash has been reclassified to other assets at June 29, 2003.  Net cash provided by investing activities for the six months ended June 30, 2002 was $2.4 million, consisting of $4.0 million of proceeds from the sale of the Company’s Salt Lake City building during the second quarter, partially offset by capital expenditures of $1.3 million.

Net cash used in financing activities for the six months ended June 29, 2003 was $3.8 million, consisting mainly of $4.3 million of payments on long term debt and $0.7 million of payments on our term loan, partially offset by $1.2 million of proceeds from the exercise of stock options and our stock purchase plan.  Net cash used in financing activities for the six months ended June 30, 2002 was $43.9 million consisting primarily of $116.2 million of net payments on the Company’s previous credit facility, which was replaced by the 2002 Credit Agreement during the second quarter of 2002.  This was offset in part by $29.1 million in borrowings under the 2002 Credit Agreement, $9.2 million from a mortgage loan on the Company’s Spain facility and $37.7 million in net proceeds from the issuance of our Series A convertible preferred stock and warrants.

In March 2002, we issued $41.5 million of Series A Convertible Preferred Stock (“Series A Preferred) and warrants to purchase 1,612,281 shares of common stock in a private placement to qualified accredited investors (the “Offering”). Proceeds of the Offering, net of costs of the Offering, were $37.7 million.  The Series A Preferred accrues dividends quarterly at the rate of 5.25% per annum, payable quarterly in common stock or cash, at our option.  If we choose to pay dividends in common stock or to redeem the Series A Preferred with common stock, the shares of common stock issued will be computed using 95% of the market value of the common stock over a prescribed measurement period.

The Series A Preferred is convertible to common stock based on a conversion price of $6.44 per share. We may require holders to convert to common stock provided the price of our common stock has traded at 150% of the conversion price for a specified period.  The Series A Preferred has a scheduled maturity of March 14, 2007, unless converted earlier, and is redeemable for our common stock or cash, at our option. The warrants are exercisable at any time through March 14, 2007. We have the right to require the exercise of the warrants after March 14, 2003 if our common stock trades for 175% of the warrant exercise price for a specified period.

On July 2, 2003, we issued $25.0 million of Series B Convertible Preferred Stock (“Series B Preferred”) and warrants to purchase 1,165,254 shares of common stock in a private placement to qualified accredited investors.  Proceeds of the Series B Preferred, net of costs, were approximately $22.9 million.  The Series B Preferred will be recorded as temporary equity, and the warrants will be recorded as liabilities.

The Series B Preferred accrues dividends quarterly at the rate of 4.50% per annum, payable quarterly in common stock or cash, at our option. The Series B Preferred is convertible to common stock at any time by holders based on a conversion price of $5.90 per share and has a scheduled maturity of July 3, 2008, unless converted earlier.  We may redeem the Series B Preferred on or after July 3, 2006, in whole or in part, at our option, at par value payable in our common stock or cash, at our option plus accrued and unpaid dividends, if any, payable in cash.  If we choose to pay dividends in common stock or to redeem the Series B Preferred with common stock, the number of shares of common stock issued will be computed using 95% of the market value of the common stock at that time. The warrants are exercisable at any time through July 3, 2008 at the exercise price of $6.275 per share. We have the right to require the exercise of the warrants at any time if our common stock trades for 175% of the exercise price of the warrants for a specified period of time.

A portion of the total consideration received was allocated to the warrants based on their fair value of $1.9 million and the residual proceeds were allocated to the Series B Preferred.  The resulting initial Series B Preferred balance will be accreted to the liquidation value of $50 per share, subject to certain adjustments over the life of the Series B Preferred.  The discount on the Series B Preferred resulting from allocation of proceeds to the warrants will be accreted, using the effective interest method, through the scheduled maturity date and will be recorded as a charge against additional paid in capital.  In the event we elect to call the Series B Preferred in advance of the maturity date, accretion of the remaining discount will occur.  All such amounts for accretion will be deducted from the net income available to common stockholders, for purposes of earnings per share calculations.

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

Also in June 2002, we entered into a ten-year mortgage loan for 10 million Euros ($9.2 million) and a 3 million Euro ($2.7 million) revolving credit facility in Valencia, Spain.  This revolving credit facility, which was due to expire on June 26, 2003, was extended for six months through December 31, 2003.  There were no borrowings under the revolving credit facility at June 29, 2003.

Borrowings under the revolving facility of the 2002 Credit Agreement are limited to the sum of 85% of all eligible accounts receivable of the U.S. domestic subsidiaries of the Company and 85% of the orderly liquidation value of the eligible inventory of the U.S. domestic subsidiaries of the Company.  Borrowings are limited further by any outstanding letters of credit, which were $3.0 million at June 29, 2003.  A weekly borrowing base is determined by domestic receivables and domestic inventory.  The revolving facility provides for an annual commitment fee of 0.50% on the unused portion of the revolving facility, payable in arrears quarterly.  The cost of borrowing under the revolving facility is either the base rate (the bank’s prime rate) or LIBOR, plus the applicable spread costs.  We have the option of choosing either the base rate or LIBOR.  In the first year the spread cost is fixed for base rate and LIBOR loans.  The spread on the base rate loans is 1.75% over the base rate and on the LIBOR loans is the chosen LIBOR period rate plus 3.0% for the three months ended September 28, 2003.  In the second and third years the spreads will reset quarterly based on the average net availability of borrowings for the preceding quarter.  The spread on the base rate loans will be between 1.25% and 2.25% and on the LIBOR loans will be between 2.5% and 3.5%. The interest rate under the term loan is equal to the sum of the Cash Interest Rate (which is the greater of (i) the base rate in effect plus 6.0% or (ii) 11.0%) plus the Deferred Interest Rate (which is equal to 3.0%).  The interest rate on the term loan at June 29, 2003 was 14.0%.

The 2002 Credit Facility requires us to obtain within 180 days of the closing (and maintain at all times), interest rate hedging agreements covering a notional amount of not less than $10 million of the revolving loans, provided, that upon the request of the administrative agent, we must increase the amount covered by the hedge agreements up to an aggregate amount equal to 25% of the aggregate outstanding balance of the revolving loans at such time.  However, in no event shall the aggregate amount covered by such hedge agreements at any time exceed $20 million.  Since we did not have any borrowings against the revolving credit facility at June 29, 2003, we received a temporary waiver of the interest rate hedge requirement through September 20, 2003 and have not entered into any interest rate hedge agreement at June 29, 2003.

Our principal sources of funding our operating expenses, capital expenditures and debt obligations are expected to be our current cash and cash equivalents, including cash from our recent Series B Preferred Stock offering, cash generated from operations and available borrowings under our 2002 Credit Agreement. The amount of cash generated from operations will be dependent upon such factors as the successful execution of our business plan and worldwide economic conditions. Borrowings under 2002 Credit Agreement are dependent upon a borrowing base calculation derived from our domestic accounts receivable and inventory.  Availability fluctuates according to the quantity and quality of our receivables and US inventory.  Borrowings under our 2002 Credit Agreement could be limited by a number of factors, including the following:

•  revenue reductions from decreased customer demand or lost customers causing lower borrowing assets, particularly accounts receivable,

•  a lower amount of our business being conducted in the US and Mexico,

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

Although we believe that our current cash balances, funds generated from operations and borrowings under the 2002 Credit Agreement will be adequate to meet our anticipated future operating expenses, capital expenditures and debt obligations for at least the next twelve months, there can be no assurance we will have sufficient funds to meet our cash requirements over the next twelve months and as such we continue to consider financing opportunities that would provide additional liquidity.

GOODWILL IMPAIRMENT

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we are required to perform an annual goodwill impairment test as of the beginning of our fiscal third quarter, which begins on June 30, 2003.  This involves determining the estimated fair value of each reporting unit and comparing it to the reporting unit’s carrying amount.  If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill is impaired and we would be required to perform the second step of the impairment test.  We do not believe that an event occurred or circumstances changed that would have required us to perform an impairment test prior to our annual test at the beginning of our third quarter.   We will complete our annual impairment test during our third quarter of 2003.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.  We have determined that the adoption of SFAS No. 150 will not have a material impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003.  We do not expect adoption of SFAS No. 149 to have a material impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure” (“SFAS 148”).  This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  Under the provisions of SFAS 148, companies that choose to adopt the accounting provisions of SFAS 123 will be permitted to select from three transition methods: the prospective method, the modified prospective method and the retroactive restatement method. The prospective method, however, may no longer be applied for adoptions of the accounting provisions of SFAS 123 for periods beginning after December 15, 2003. SFAS 148 requires certain new disclosures that are incremental to those required by SFAS 123, which must also be made in interim financial statements. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 31, 2002. We have adopted the new interim disclosure provisions effective for the interim periods beginning after December 15, 2002.  We have decided not to voluntarily adopt the accounting provisions of SFAS 123 as permitted under the provisions of SFAS 148.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”.  SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3.  We adopted the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002.  The effect-on-adoption of SFAS No. 146 changed the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections as of April 2002”.  FASB No. 145 eliminates FASB No. 4 “Reporting Gains and Losses from Extinguishment of Debt”, which required companies to classify gains or losses from the extinguishment of debt as an extraordinary item, net of tax. As a result of this new FASB, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No.30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.  We do not believe that the extinguishment of debt will qualify as an extraordinary item as defined in APB 30, and therefore we will be required to classify these charges as non-operating expenses.  We have adopted SFAS No. 145 on January 1, 2003, and have reclassified the extraordinary loss to a non-operating loss in all applicable periods for comparative purposes.

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

RELATED PARTY TRANSACTIONS

At June 29, 2003, affiliates of Credit Suisse First Boston Corporation (“CFSB”) owned approximately 46% of our outstanding common stock, not including warrants to purchase 749,797 shares of the our common stock, and had one seat on our Board of Directors.  Details of the warrants are included below.  Further, CSFB is a member of the bank group under our 2002 Credit Agreement and has committed to lend up to $10 million of the overall 2002 Credit Agreement.  In connection with structuring this agreement in the second quarter of 2002, certain affiliates of CFSB were paid $0.6 million.

Affiliates of CFSB participated in our Series A convertible preferred stock offering in March 2002.  These affiliates purchased 300,000 shares of the convertible preferred stock, which is convertible into 2,331,003 shares of common stock, and warrants to purchase 582,751 shares of common stock.   In connection with this investment, we paid an affiliate of CSFB an advisory fee of 1.446% on the total amount invested in the offering (an aggregate of $0.6 million) in return for (i) CSFB’s services in helping to structure and arrange the transaction, (ii) the agreement by the CSFB affiliates not to sell or otherwise transfer any of the our securities for six months (other than as part of an underwritten offering we initiate), and (iii) the agreement by the CSFB affiliates to accept piggyback registration rights instead of having the common stock issuable upon the conversion or exercise of its securities included in the shelf registration statement which was filed with the SEC to register the resale of the common stock underlying the preferred stock and warrants sold to other investors in the offering.  The registration statement, covering 5,937,461 shares, became effective on April 23, 2002.  CFSB and its affiliates did not participate in our July 2003 Series B convertible preferred stock offering.

Affiliates of CFSB also participated in the issuance of our redeemable preferred stock in November 1999, which included warrants to purchased 1,160,542 shares of common stock. The redeemable preferred stock was redeemed and warrants to purchase 937,812 shares were cancelled at the time of our initial public offering in June 2000.  At June 29, 2003, 167,046 of these warrants were still outstanding.

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

We depend on a small number of customers for a large portion of our business. Our ten largest customers accounted for approximately 86% of net sales in the six months ended June 29, 2003 and approximately 80% of net sales for fiscal 2002.  Changes in our customers’ orders have, in the past, had a significant impact on our operating results. If a major customer significantly reduces the amount of business it does with us, there would be an adverse impact on our operating results.

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

OF THESE FACILITIES COULD HARM OUR OPERATING RESULTS AND FINANCIAL CONDITION.

Our growth and acquisition strategy could require us to incur substantial amounts of indebtedness. As of June 29, 2003, our total debt was $25.5 million and our interest expense for the quarter then ended was $1.1 million. In addition, we may incur additional indebtedness in the future.  Our future level of indebtedness could have adverse consequences for our business, including:

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

As of June 29, 2003, $51.3 million of our net inventory was held under a supply agreement with one major customer. Of this amount, approximately 53% is inventory that exceeds demand to fulfill forecast requirements at June 29, 2003. Our supply agreement places responsibility on our customer for inventory purchased consistent with its forecasts, but requires us to hold such inventory, subject in some instances to a monthly carrying charge, prior to the time the customer declares the product end of life.  At such time as the product is declared end of life, the customer is required to repurchase any remaining unmitigated inventory. We believe that we have properly valued the inventory that we are responsible for as of June 29, 2003 and believe the customer is credit worthy.

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

OUR BUSINESS MAY BE IMPACTED BY GEOPOLITICAL EVENTS

As a global business, we operate and have customers located in many countries.  Geopolitical events such as terrorist acts may effect the overall economic environment and negatively impact the demand for our customers’ products.  As a result, customer orders may be lower and our financial results may be adversely affected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

There has been no material changes in our market risk during the quarter ended June 29, 2003.  Market risk information is contained under the caption “Quantitative and Qualitative Disclosure Relating to Market Risks” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 29, 2003.  In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of June 29, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 29, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 15, 2002, we together with the other issuers named as defendants in these coordinated proceedings filed a collective motion to dismiss the consolidated complaints on various legal grounds.  On October 9, 2002, the court approved a stipulation between the plaintiffs and the individual defendants providing for the dismissal of the individual defendants without prejudice.  In February 2003, that motion was denied with respect to most issuers.

We are currently considering a Memorandum of Understanding and related documents proposed by the plaintiffs containing the terms of an agreement resolving the claims of the plaintiffs against us and our named officers.  While we can make no assurances regarding the outcome of this action, we believe that the final result will have no material effect on its consolidated financial condition or result of operations.

We are party to other lawsuits in the ordinary course of business. We do not believe that these other proceedings individually or in the aggregate will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held on May 22, 2003, the following proposals were adopted by the margins indicated:

To elect two Class III directors to serve on the Board of Directors until the 2006 Annual Meeting of Stockholders or until their successors are duly elected and qualified.

Shares Voted For
Robert C. Bradshaw	34,645,746
Robin Esterson	34,625,746

In addition, the following directors hold office for terms continuing beyond the 2003 Annual Meeting:  Karl R. Wyss, William J. Weyand, Dermott O’Flanagan, Curtis S. Wozniak, Albert A. Notini and John P. Cunningham.

To ratify the appointment of PricewaterhouseCoopers, LLP as the independent auditors of the Company for the year ending December 31, 2003.

Number of Shares

Voted For	Voted Against	Abstain	Broker Non-Votes
34,616,338	132,012	2,697	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

EXHIBIT NUMBER	DESCRIPTION

2.1(1)	Securities Purchase Agreement dated as of January 20, 1995 by and among MSL and the parties listed therein.
2.2(1)	Warrant Agreement dated as of August 31, 1995 by and among MSL, Bank of America National Trust and Savings Association and the parties listed therein.
2.3(1)	Preferred Stock and Warrant Subscription Agreement dated as of November 26, 1999 by and among MSL and the parties listed therein.
2.4(1)	Escrow Agreement dated as of November 26, 1999 by and among MSL and the parties listed therein.
2.5(1)	Asset Purchase Agreement dated as of November 19, 1999 among 3Com Corporation, MSL and Manufacturers’ Services Salt Lake City Operations, Inc.
2.6(2)	Asset Purchase Agreement dated as of September 26, 2000 among 3Com Corporation, MSL and Manufacturers’ Services Salt Lake City Operations, Inc.
3.1(1)	Restated Certificate of Incorporation of MSL.
3.2(1)	Amended and Restated By-Laws of MSL.
3.4(5)	Amended and Restated Articles of Incorporation of MSL.
3.3(1)	Form of certificate representing shares of common stock, $.001 par value per share.
4.1(1)	Stockholders Agreement dated as of January 20, 1995 by and among MSL and the stockholders named therein.
4.2(1)	Stockholders Agreement Amendment dated November 26, 1999 by and among MSL and the stockholders named therein.
4.3(1)	Credit Agreement dated August 21, 1998 among MSL, MSL Overseas Finance B.V. and the lenders named therein.
4.4(1)	First Amendment to Credit Agreement and Limited Waiver dated as of February 26, 1999 by and among MSL, MSL Overseas Finance B.V. and the lenders named in the Credit Agreement.
4.5(1)	Second Amendment to Credit Agreement and Consent dated as of November 23, 1999 by and among MSL, MSL Overseas Finance B.V. and the lenders named in the Credit Agreement.
4.6(4)	First Amended and Restated Credit Agreement dated as of September 29, 2000 by and between MSL and the lenders named in the Credit Agreement.
4.7(4)	First Amendment Agreement and Consent dated as of September 29, 2000 by and between MSL and the lenders named therein.
4.8(3)	First Amendment to First Amended and Restated Credit Agreement dated as of October 25, 2000 by and between MSL and the lenders named therein.
4.9(5)	Second Amendment to First Amended and Restated Credit Agreement dated as of March 2, 2001 by and between MSL and the lenders named therein.
4.10(7)	Third Amendment to First Amended and Restated Credit Agreement dated as of October 18, 2001 by and between MSL and the lenders named therein.
4.11(9)	Certificate of Designations of 5.25% Series A Convertible Preferred Stock of MSL dated March 14, 2002.
4.12(11)	Credit Agreement dated as of June 20, 2002 by and between MSL and the lenders named therein.
10.1(1)	Employment Agreement dated as of January 20, 1995 by and between MSL and Kevin C. Melia.
10.2(1)	Employment Letter dated as of June 20, 1997 by and between MSL and Robert E. Donahue.
10.3(1)	Employment Letter dated as of September 27, 1995 by and between MSL and Rodolfo Archbold.
10.4(1)	Employment Letter dated as of January 4, 1996 by and between MSL and Dale R. Johnson.
10.5(1)	Severance Letter dated June 25, 1996 by and between MSL and Dale R. Johnson.
10.6(1)	Employment Letter dated as of January 23, 1998 by and between MSL and James N. Poor.
10.7(1)	Second Amended and Restated Non-Qualified Option Plan.
10.8(1)	Form of 2000 Equity Incentive Plan.
10.9(1)	Form of 2000 Employee Stock Purchase Plan.
10.10(1)	Form of Indemnification Agreement.
10.11(1)	Office/Warehouse Lease dated as of April 14, 1997 by and between Amberjack, Ltd. and Manufacturers’ Services Limited-Roseville, Inc.
10.12(1)	Lease dated as of May 5, 1998 by and between International Business Machines Corporation and Manufacturers’ Services Western U.S. Operations, Inc.
10.13(1)+	Supply Agreement dated as of November 27, 1999 buy and between MSL and 3Com Corporation.
10.14(1)+	Outsourcing Agreement dated as of June 1, 1998 by and between International Business Machines Corporation and Manufacturers’ Services Western US Operations, Inc.
10.15(1)+	Manufacturing, Integration and Fulfillment Contract dated as of June 26, 1998 by and between International Business Machines S.A. and Global Manufacturers’ Services-Valencia.

10.16(1)+	Global Requirements Agreement No. MSL 183G dated as of July 30, 1997 by and between MSL and Iomega Corporation.
10.17(1)+	Supply Agreement dated as of November 27, 1999 by and between MSL and Palm Computing, Inc.
10.18(1)+	Manufacturing Services Agreement dated as of June 1, 1999 by and between Hewlett-Packard Singapore Pte Ltd. and Manufacturers’ Services Singapore Pte Ltd
10.19(1)	2000 Cash Incentive Compensation Plan.
10.20(4)+	Supply Agreement dated as of September 26, 2000 between Manufacturers’ Services Salt Lake City Operations, Inc. and 3Com Corporation.
10.21(4)+	Lease dated as of September 26, 2000 by and between 3Com Corporation and Manufacturers’ Services Salt Lake City Operations, Inc.
10.22(4)	2000 Non-employee Director Stock Option Plan, as amended.
10.23(4)	2000 Non-qualified Stock Option Plan.
10.24(4)	Second Amended and Restated Non-qualified Stock Option Plan, as amended.
10.25(4)	2000 Equity Incentive Plan, as amended.
10.26(5)	Form of Change in Control Agreement for Kevin Melia, Robert Donahue, Albert Notini, Rodolfo Archbold, James Poor, Alan Cormier, Richard Gaynor, Francis Binder, Richard Buckingham and Sam Landol.
10.27(5)+	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and Palm, Inc., effective as of December 1, 2000.
10.28(5)	Amendment to Employment Letter dated as of September 27, 1995 between MSL and Rodolfo Archbold.
10.29(5)+	First Amendment to Supply Agreement between Manufacturers Services Salt Lake City Operations, Inc. and 3Com Corporation, effective as of January 15, 2001.
10.30(6)	2000 Equity Incentive Plan, as amended.
10.31(6)	2000 Employee Stock Purchase Plan, as amended.
10.32(6)	2000 Non-Qualified Stock Option Plan, as amended.
10.33(7)	Amendment to Supply Agreement between Manufacturers Services Salt Lake City Operations, Inc. and 3Com Corporation effective as of September 14, 2001.
10.34(8)+	Amendment to the Outsourcing Agreement dated as of June 1, 1998 by and between International Business Machines Corporation and Manufacturers’ Services Western US Operations, Inc.
10.35(8)	Severance Agreement effective March 29, 2002 by and between MSL and Robert E. Donahue.
10.36(8)	Employment Agreement dated as of January 2, 2002 by and between MSL and Kevin C. Melia.
10.37(8)	Employment Agreement dated as of January 31, 2002 by and between MSL and Albert A. Notini.
10.38(8)	Employment Agreement dated as of December 19, 2002 by and between MSL and Robert C. Bradshaw.
10.39(8)	Employment Agreement dated as of January 30, 2002 by and between MSL and Santosh Rao.
10.40(8)	Form of Change in Control Agreement for Santosh Rao, Bruce Leasure, Dewayne Rideout.
10.41(10)	Severance Agreement effective March 29, 2002 by and between MSL and Rodolfo Archbold.
10.42(11)	Severance Agreement effective March 29, 2002 by and between MSL and James N. Poor.
10.43(11)	2000 Equity Incentive Plan, as amended on May 15, 2002.
10.44(11)	2000 Employee Stock Purchase Plan, as amended on May 15, 2002.
10.45(11)	2000 Non-Employee Director Stock Option Plan, as amended on May 15, 2002
10.46(12)	Credit Agreement Dated June 20, 2002 among the Company, Bank of America N.A. and certain other financial institutions named therein.
10.47(13)	Accession Agreement dated August 22, 2002 among Congress Financial Corporation, Bank of America, MSL, et al.
10.48(13)	Notice of Assignment and Acceptance dated August 21, 2002 among HSBC Business Credit (USA) Inc., Bank of America, N.A. and MSL.
10.49(13)	Notice of Assignment and Acceptance dated August 20, 2002 among Orix Financial Services, Bank of America, N.A. and MSL.
10.50 (14)	Severance Agreement effective January 2, 2003 by and between MSL and Kevin C. Melia
10.51 (14)	Amendment No. 1 dated August 16, 2002 to the Credit Agreement dated June 20, 2002 by and among the Company, Bank of America, N.A. and certain other financial institutions named therein.
10.52 (14)	Amendment and Waiver No. 2 dated as of December 2002 to the Credit Agreement dated June 20, 2002 by and among the Company, Bank of America, N.A. and certain other financial institutions named therein.
10.53 (14)

Waiver and Undertaking Agreement No. 3 dated as of February 2003 to the Credit Agreement dated June 20, 2002 by and among the Company, Bank of America, N.A. and certain other financial institutions named therein.

10.54 (14)	Waiver Agreement No. 4 dated March 21, 2003 to the Credit Agreement dated June 20, 2002 by and among the Company, Bank of America, N.A. and certain other financial institutions named therein.
10.55	Employment Agreement dated April 29, 2003 between MSL and Albert A. Notini.
31	Section 302 Certifications
32	Section 906 Certification

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

(11)                            Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002.

(12)                            Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on June 28, 2002.

(13)                            Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2002.

(14)         Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on March 31, 2003.

(b)                                 The registrant did not file any Reports on Form 8-K during the quarterly period ended June 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

MANUFACTURERS’ SERVICES LIMITED
(Registrant)

Date: August 5, 2003

By:	/s/ Albert A. Notini
Albert A. Notini
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Richard J. Gaynor
Richard J. Gaynor
Vice President and
Corporate Controller (Principal Accounting Officer)