Form 10-Q
period 2003-09-28
MANUFACTURERS SERVICES LTD
filed 2003-11-03
CIK 940298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 28, 2003

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   ☒       No  ☐

At October 24, 2003, there were 34,150,823 shares of Common Stock, $0.001 par value, outstanding.

MANUFACTURERS’ SERVICES LIMITED

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

MANUFACTURERS’ SERVICES LIMITED

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(IN THOUSANDS, EXCEPT SHARE DATA)

	September 28, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$54,836	$48,955
Accounts receivable, less allowance for doubtful accounts of $559 and $2,753 at September 28, 2003 and December 31, 2002, respectively	115,234	109,083
Inventories	112,175	98,827
Prepaid expenses and other current assets	15,844	21,945
Total current assets	298,089	278,810

Property and equipment, net	42,662	34,659
Goodwill and intangible	7,166	8,441
Other assets	10,363	9,497
Total assets	$358,280	$331,407

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$4,306	$5,654
Accounts payable	129,939	127,085
Accrued expenses and other current liabilities	36,632	39,157
Total current liabilities	170,877	171,896

Long-term debt and capital lease obligations	19,900	18,003
Other liabilities	6,754	5,260
Total liabilities	197,531	195,159

Commitments and contingencies (Note 13)

Series A convertible preferred stock, $0.001 par value, 830,000 shares authorized; 830,000 shares issued and outstanding at June 29, 2003 and December 31, 2002, respectively (Liquidation value of $50 per share)	37,035	35,551

Series B convertible preferred stock, $0.001 par value, 500,000 shares authorized; 500,000 and 0 shares issued and outstanding at September 28, 2003 and December 31, 2002, respectively (Liquidation value of $50 per share)	21,449	—

Stockholders’ equity:
Preferred stock, $0.001 par value, 3,670,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 35,800,640 shares issued and 33,998,693 outstanding at September 28, 2003 and 34,725,397 shares issued and 33,174,177 outstanding at December 31, 2002	36	35
Additional paid in capital	266,548	264,809
Accumulated deficit	(155,349)	(150,264)
Accumulated other comprehensive loss	(2,223)	(7,136)
Treasury stock, at cost; 1,551,220 shares at September 28, 2003 and December 31, 2002	(6,747)	(6,747)
Total stockholders’ equity	102,265	100,697
Total liabilities, convertible preferred stock and stockholders’ equity	$358,280	$331,407

See accompanying notes to the interim consolidated financial statements.

MANUFACTURERS’ SERVICES LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended		Nine months ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Net sales	$188,955	$201,593	$532,531	$644,790
Cost of goods sold	174,124	184,452	489,446	586,558

Gross profit	14,831	17,141	43,085	58,232

Operating expenses:
Selling, general and administrative	13,902	15,510	39,452	46,535
Amortization of intangibles	45	—	45	3,706
Restructuring and asset writedowns	4,888	9,763	5,593	14,651
Other operating income	—	—	—	(800)

Operating loss	(4,004)	(8,132)	(2,005)	(5,860)

Interest expense, net	(1,000)	(1,059)	(3,102)	(6,196)
Change in fair value of derivatives	(20)	1,260	300	2,170
Foreign exchange gain (loss)	22	(21)	428	35
Loss from extinguishment of debt	—	—	—	(4,031)

Loss before provision for income taxes	(5,002)	(7,952)	(4,379)	(13,882)
Provision for income taxes	199	480	706	1,498

Net loss	$(5,201)	$(8,432)	$(5,085)	$(15,380)

Net loss applicable to common stockholders	$(6,468)	$(9,150)	$(8,103)	$(17,107)

Basic income (loss) per share:
Net loss applicable to common stockholders	$(0.19)	$(0.28)	$(0.24)	$(0.53)
Weighted average shares outstanding	33,919	32,584	33,607	32,474

Diluted income (loss) per share:
Net loss applicable to common stockholders	$(0.19)	$(0.28)	$(0.24)	$(0.53)
Weighted average shares outstanding	33,919	32,584	33,607	32,474

See accompanying notes to the interim consolidated financial statements.

MANUFACTURERS’ SERVICES LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

(IN THOUSANDS)

	Nine months ended
	September 28, 2003	September 29, 2002

CASH FLOWS RELATING TO OPERATING ACTIVITIES:
Net (loss)	$(5,085)	$(15,380)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	11,538	17,763
Amortization of capitalized finance fees	1,138	2,135
Write-off of capitalized bank fees	—	4,031
Change in fair value of derivative	(300)	(2,170)
Changes in allowance for doubtful accounts	(91)	402
Non cash charge for stock compensation	540	476
Foreign exchange gain (loss)	(191)	(53)
Goodwill impairment	2,258
Deferred taxes	169	453
Write down and (gain) loss on disposal of fixed assets	(101)	6,710
Changes in operating assets and liabilities:
Accounts receivable	(3,631)	66,898
Inventories	(6,157)	34,588
Prepaid expenses and other assets	6,023	122
Accounts payable	(8,547)	(27,754)
Accrued expenses and other liabilities	(4,615)	(8,685)
Net cash (used in) provided by operating activities	(7,052)	79,536

CASH FLOWS RELATING TO INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired		(5,250)
Acquisition of assets	(1,136)
Proceeds from sale of fixed assets	5,160	4,025
Purchases of property and equipment	(10,249)	(2,648)
Cost of internal use software	(596)	(353)
Net cash (used in) provided by investing activities	(6,821)	(4,226)

CASH FLOWS RELATING TO FINANCING ACTIVITIES:
Proceeds from issuance of convertible preferred stock and warrants net of issuance costs	22,969	37,720
Proceeds from long-term debt	—	9,189
Net payments on previous revolving line-of-credit	—	(111,811)
Net proceeds from new credit facilities	228	9,421
Payments on term loan	(999)	—
Repayments of long-term debt and capital lease obligations	(5,380)	(5,620)
Debt issuance and amendment costs	(300)	(4,605)
Proceeds from exercise of stock options	1,629	795
Proceeds from employee stock purchase plan	921	586
Net cash provided (used) in financing activities	19,068	(64,325)
Effect of foreign exchange rates on cash	686	1,505
Net increase in cash	5,881	12,490
Cash and cash equivalents at beginning of period	$48,955	$30,906
Cash and cash equivalents at end of period	$54,836	$43,396

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

2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that the adoption of SFAS No. 150 did not have an impact on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on its condensed consolidated financial statements.

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

3.  INVENTORY

Inventories are comprised of the following:

	September 28, 2003	December 31, 2002
Raw materials and purchased inventory	$94,876	$82,532
Work-in-process	12,946	10,559
Finished goods	4,353	5,736
	$112,175	$98,827

4.  BUSINESS SEGMENT INFORMATION

The Company’s operations comprise a single line of business, providing electronics design and manufacturing services. Information about the Company’s operations in different geographic regions is presented in the table below:

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Geographic net sales
United States	$99,746	$123,986	$282,169	$431,063
Spain	50,904	41,891	130,584	126,208
Other foreign countries	38,305	35,716	119,778	87,519
	$188,955	$201,593	$532,531	$644,790

	September 28, 2003	December 31, 2002
Long-lived assets
United States	$16,482	$20,042
Spain	23,828	13,009
Other foreign countries	12,716	11,105
	$53,026	$44,156

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Net loss available to common stockholders, as reported	$(6,468)	$(9,150)	$(8,103)	$(17,107)
Add : Total stock-based employee compensation expense included in reported net loss	92	142	542	475
Deduct : Stock-based employee compensation expense determined under the fair value method	(2,080)	$(1,923)	(4,840)	(5,260)
Pro forma net loss available to common stockholders	$(8,456)	$(10,931)	$(12,401)	$(21,892)

Basic and Diluted net loss per share:
As reported	$(0.19)	$(0.28)	$(0.24)	$(0.53)
Pro forma	$(0.25)	$(0.34)	$(0.37)	$(0.67)

6.  EARNINGS PER SHARE

The following table illustrates the reconciliation of the numerator and denominator of basic and diluted loss per share as required by SFAS 128:

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Numerator - basic and diluted earnings per share:
Loss	$(5,201)	$(8,432)	$(5,085)	$(15,380)
Dividends on convertible preferred stock	(737)	(396)	(1,829)	(1,032)
Accretion of convertible preferred stock	(530)	(322)	(1,189)	(695)
Loss available to common stockholders	$(6,468)	$(9,150)	$(8,103)	$(17,107)

Denominator:
Basic and diluted - weighted average shares outstanding	33,919	32,584	33,607	32,474

Basic and diluted loss per share	$(0.19)	$(0.28)	$(0.24)	$(0.53)

For the three and nine months ended September 28, 2003, 8,238 anti-dilutive option and warrant shares, and for the three and nine months ended September 29, 2002, 8,681 anti-dilutive option and warrant shares have been excluded from the calculation of diluted earnings per share, as the Company had a net loss available to common stockholders for these periods.

In addition, for three months ended September 28, 2003 and September 29, 2002 and the nine months ended September 28, 2003 and September 29, 2002, a total of 10,760, 6,831, 10,760 and 6,831 shares, respectively, of convertible preferred stock and preferred stock dividends have been excluded from the calculation of diluted earning per share on an “if converted” basis as they are anti-dilutive in nature until the Company exceeds a certain net income threshold.

7.  COMPREHENSIVE INCOME (LOSS)

The following table illustrates the components of comprehensive income (loss) as required by SFAS 130:

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Net Income (loss)	$(5,201)	$(8,432)	$(5,085)	$(15,380)
Other comprehensive income (loss)
Foreign currency translation adjustments	477	30	4,913	4,084

Comprehensive loss	$(4,724)	$(8,402)	$(172)	$(11,296)

8. RESTUCTURING

During the third quarter of fiscal 2003, the Company recorded restructuring charges of $2,630.  These charges primarily related to severance costs of $2,192, additional contingent liability of $400 and $63 of other costs in connection with the shutdown of the Athlone, Ireland plant.  These amounts were partially offset by a reversal of $25 related to a prior year restructuring expense.  The restructuring of the Athlone plant includes the reduction of approximately 225 manufacturing and managerial employees.

In the second quarter of 2003, the Company recorded a net restructuring charge of $954.  This included a charge of $1,600 related to certain costs in connection with the planned closing of the Company’s Athlone, Ireland plant, which was formally announced in July 2003.  This charge relates to an estimated contingent liability for which the expected settlement had been determined to be probable as of June 29, 2003.  This amount was offset by a reversal of $432 of restructuring reserves related to the final sale of the Company’s China operation, which had been shut down in the third quarter of 2002 and a recorded gain of $214 on assets that had previously been written down at its China facility in accordance with SFAS 144.

In the first quarter of 2003, the Company reversed $249 of restructuring reserves related mainly to severance expenses which are no longer expected to be incurred.

In the third quarter of 2002, the Company recorded restructuring and asset writedown charges of $9,763, primarily related to closing its facility in Mt. Prospect, Illinois and restructuring of certain manufacturing space in Singapore.  The total cost was comprised of severance of $3,696 related to the termination of approximately 313 manufacturing and managerial employees, asset write downs of $2,107 and lease termination and facility costs of $3,960.  This plan was substantially complete by the end of the second quarter of 2003, except for lease payments in Singapore, which may continue until the lease expires in 2010.

In the second quarter of 2002, the Company recorded a gain of $569 from the sale of its Salt Lake City building.  This was recorded as a reversal of a restructuring charge, which had been taken in the third quarter of 2001 when the Company wrote down the building to its estimated fair market value.

In the first quarter of 2002, the Company implemented a plan to restructure certain operations, primarily related to closing its facility in China and a workforce reduction at its corporate headquarters.  The China facility, which ceased operations during the third quarter of 2002, was closed, as the site did not meet the Company’s long-term strategic goals.  The total charge recorded for this plan was $5,457, which was comprised of asset write-downs of $3,069, lease termination costs of $548 and severance of $1,840 related to the reduction of 371 manufacturing and 24 managerial employees.  This plan was completed by the end of the second quarter of 2003.

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

The following table sets forth the activity in the restructuring reserves from December 31, 2002 to September 28, 2003:

	Employee Severance and Related Expenses	Lease Payments on Facilities and Equipment	Other Plant Closing Costs	Total
Balances at December 31, 2002	$1,973	$3,572	$—	$5,545
Charges utilized	(1,416)	(865)	—	(2,281)
Provision adjustments	(249)	—	—	(249)
Balance at March 30, 2003	308	2,707	—	3,015
Restructuring provision	—	—	1,600	1,600
Charges utilized	(201)	(146)	—	(347)
Provision adjustments	—	(432)	—	(432)
Balance at June 29, 2003	107	2,129	1,600	3,836
Restructuring provision	2,192	—	463	2,655
Charges utilized		(84)	—	(84)
Provision adjustments	(25)		—	(25)
Balance at September 28, 2003	$2,274	$2,045	$2,063	$6,382

Reserves remaining at September 28, 2003 mainly represent lease termination payments in Singapore, which may continue until the lease expires in 2010, and liabilities related to the Athlone plant closing which should be settled by the fourth quarter of 2003.

9. GOODWILL AND INTANGIBLE ASSET

In accordance with SFAS No. 142, the Company is required to perform an annual goodwill impairment test.  The Company has chosen the beginning of its third fiscal quarter, which began on June 30, 2003 as its annual test date.  This involves determining the estimated fair value of each reporting unit and comparing it to the reporting unit’s carrying amount.  If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill is impaired and the Company would be required to perform the second step of the impairment test.  The Company completed its annual impairment test during the fiscal third quarter.

The results of step one of the annual impairment test for each of the Company’s three reporting units with goodwill indicated that a potential impairment existed only within its Westford reporting unit, which had recorded goodwill of $2,258 as of June 29, 2003.  The Company performed the second step of the impairment test for Westford, and compared the units implied fair value (determined by allocating the unit’s fair value based on expected future discounted cash flows, to all assets, recognized and unrecognized, and liabilities) to the unit’s carrying goodwill amount of $2,258.  This second step indicated that all of Westford’s goodwill was impaired and the entire carrying amount of the goodwill was recorded as an impairment loss in the third quarter of 2003.

In connection with the acquisition of certain manufacturing assets, and assumed liabilities and the execution of a four-year manufacturing services agreement at the Barcelona, Spain operation of Telesincro, S.A., a subsidiary of Groupe Ingenico, the Company has recorded an intangible asset of $904 related to this customer contractual relationship.  This customer relationship intangible is being amortized over the life of the manufacturing services agreement.  Intangible amortization expense of $45 was recorded in the third quarter of 2003.

Changes in the net carrying amount of goodwill for the nine-month period ended September 28, 2003 were as follows:

Balance at December 31, 2002	$8,441
Goodwill impairment	(2,258)
Foreign currency translation adjustment	124
Balance at September 28, 2003	$6,307

10.  CONVERTIBLE PREFERRED STOCK

On July 2, 2003, the Company issued $25,000 of Series B Convertible Preferred Stock (“Series B Preferred”) and warrants to purchase 1,165,254 shares of common stock in a private placement to qualified accredited investors.  Proceeds of the Series B Preferred and warrants, net of costs, were approximately $22,969.  The Series B Preferred have been recorded as temporary equity, and the warrants will be recorded as liabilities.

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

A portion of the total consideration received was allocated to the warrants based on their initial fair value of $1,950 and the residual proceeds were allocated to the Series B Preferred.  The resulting initial Series B Preferred balance will be accreted to the liquidation value of $50 per share, subject to certain adjustments over the life of the Series B Preferred.  The discount on the Series B Preferred resulting from allocation of proceeds to the warrants will be accreted, using the effective interest method, through the scheduled maturity date and will be recorded as a charge against additional paid in capital.  In the event the Company elects to call the Series B Preferred in advance of the maturity date, accretion of the remaining discount will occur.  All such amounts for accretion will be deducted from the net income available to common stockholders, for purposes of earnings per share calculations.

In March 2002, the Company issued $41,500 of Series A Convertible Preferred Stock (“Series A Preferred”) and warrants to purchase 1,612,281 shares of common stock in a private placement to qualified accredited investors.  Proceeds of the Series A Preferred, net of costs of the offering, were $37,720. The Series A Preferred is recorded as temporary equity, and the warrants are recorded as liabilities.

The Series A Preferred accrues dividends quarterly at the rate of 5.25% per annum, payable quarterly in common stock or cash, at the Company’s option. The Series A Preferred is convertible to common stock at any time by holders based on a conversion price of $6.44 per share. The Company may require holders to convert to common stock provided the price of its common stock has traded at 150% of the conversion price, or $9.65 per share, for a specified period.  The Series A preferred has a scheduled maturity of March 14, 2007, unless converted earlier, and is redeemable for the Company’s common stock or cash, at the Company’s option.  If the Company chooses to pay dividends in common stock or to redeem the Series A Preferred with common stock, the number of shares of common stock issued will be computed using 95% of the market value of the common stock at that time. The warrants are exercisable at any time through March 14, 2007 at the exercise price of $7.02 per share. The Company has the right to require the exercise of the warrants after March 14, 2003 if the common stock trades for 175% of the exercise price of the warrants for a specified period.

A portion of the total consideration received was allocated to the warrants based on their fair value of $3,189 and the residual proceeds were allocated to the Series A Preferred.  The resulting initial Series A Preferred balance will be accreted to the liquidation value of $50 per convertible preferred share, subject to certain adjustments over the life of the Series A Preferred.  The discount resulting from allocation of proceeds to the warrants will be accreted, using the effective interest method, through the scheduled maturity date and will be recorded as a charge against additional paid in capital.  In the event the Company elects to call the Series A Preferred in advance of the maturity date, accretion of the remaining discount will occur.  All such amounts for accretion are deducted from the net income available to common stockholders, for purposes of basic earnings per share calculations.

11.  ACQUISITIONS

On July 22, 2003, the Company acquired certain manufacturing assets and assumed certain liabilities of the Barcelona, Spain operation of Telesincro, S.A., a subsidiary of Groupe Ingenico for approximately $1,136 in cash.  Included in the transfer were approximately 280 manufacturing employees.  The site had been Ingenico’s only internal manufacturing facility for electronic payment terminals.  The purchased assets include production assets, service inventory and intellectual property necessary to manufacture, repair and otherwise service the terminals.  As part of the transaction the Company agreed to lease 5,500 square meters in the Barcelona facility for three years and entered into a four year manufacturing services agreement to manufacture, repair and service terminals for Ingenico.  The agreement includes a minimum guaranteed cost protection for the Company for the first three years.

In addition, the Company transferred 250,000 shares of its common stock to Ingenico as an incentive for Ingenico to award additional revenue amounts over the next three years.  These shares are not registered or transferable for the three-year period and the Company retains the right to repurchase the shares at $0 in the event that Ingenico has not awarded the Company the required revenue amounts.  At such time as the contingency becomes reasonably probable and estimatable, the Company’s financial statements, for the period or periods will reflect that impact.

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

12. GUARANTEES AND INDEMNIFICATION OBLIGATIONS

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have Directors and Officers Liability insurance policies that limit our exposure for events covered under the policies and enable us to recover a portion of any future amounts paid. As a result of the coverage under our insurance policies, we believe the estimated fair value of these indemnification agreements is minimal. Most of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of September 28, 2003.

In conjunction with our initial public offering in June 2000, we entered into an Underwriting Agreement with several underwriters in which we agreed to indemnify the underwriters for losses, claims or damages caused by an untrue statement or alleged untrue statement or omission or alleged omission of a material fact contained in or omitted from our Registration Statement. The term and maximum potential amounts of this indemnification is not limited. However, we have a Directors and Officers Liability Insurance policy that limits our expense for events covered by such policies. Accordingly, we believe the estimated fair value of this indemnification obligation is minimal. Accordingly, we have no liabilities recorded from the agreement as of September 28, 2003.

In June 2002, we entered into a Credit Agreement in which we agreed to indemnify each lender party thereto, from any taxes or incurred lending costs paid by such lenders in connection with the Credit Agreement, including as a result of any change in the tax laws or other regulations. This indemnification obligation is unlimited as to time and amount. We have never been required to make any payments pursuant to this indemnification. As a result, we believe the estimated fair value of this indemnification agreement is minimal. Accordingly, we have no liabilities recorded for those agreements as of September 28, 2003.

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

Balance at December 31, 2002	$1,359
Accruals for warranties during the nine months ended September 28, 2003	88
Settlements made during the nine months ended September 28, 2003	(231)

Balance at September 28, 2003	$1,216

13.  COMMITMENTS AND CONTINGENCIES

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

The Company has agreed to enter into a Memorandum of Understanding proposed by the plaintiffs containing the terms of an agreement resolving the claims of the plaintiffs against the Company and its named officers.  While the Company can make no assurances regarding the outcome of this action, the Company believes that the final result will have no material effect on its consolidated financial condition or result of operations.

In addition, the Company is from time to time subject to legal proceedings and claims, which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the Company’s financial position or its results of operations.

The Company uses forward currency exchange contracts primarily to hedge certain operational ("cash flow" hedges) and balance sheet ("fair value" hedges) exposures resulting from fluctuations in currency exchange rates.  Such exposures primarily result from portions of the Company's operations and assets that are denominated in currencies other than the functional currencies of the businesses conducting the operations or holding the assets. The Company enters into currency exchange contracts in the normal course of business, and accordingly, the hedges are not speculative in nature. The Company does not hold or transact in financial instruments for purposes other than risk management.

14.  SUBSEQUENT EVENTS

On October 15, 2003, the Company announced that it had entered into an agreement and plan of merger with Celestica, Inc. that provides for the acquisition by Celestica of all of the outstanding shares of the Company.  Under the transaction, each outstanding share of common stock of the Company will be exchanged for 0.375 subordinate voting shares of Celestica subject to certain adjustments.  In addition, the holders of Series A and Series B convertible preferred shares of the Company will be entitled to receive, at the shareholder's election, US$52.50 per share plus accrued dividends in cash or a number of subordinate voting shares of Celestica subject to certain adjustments equal to 0.375 times the number of shares of common stock of the Company into which the Series A and Series B shares may be converted (plus, in the case of the Series B preferred shares, a "make-whole" payment of US$2.25 per share payable in either cash or shares at the option of the Company). The share exchange ratio will be adjusted, if necessary, to ensure that the value of the consideration received for each share of common stock of the Company  (based on the 20 trading day volume weighted average NYSE closing price of the subordinate voting shares of Celestica determined on the third business day prior to the completion of the transaction) will be not less than US$6.00 and not more than US$7.25.

The merger agreement, which has been approved unanimously by the boards of directors of the Company and Celestica, is subject to the Company's shareholder approval, certain governmental consents and other closing conditions.   Certain institutional shareholders of the Company and officers of the Company, holding shares representing approximately 41.5% of the votes to be cast on the merger, have entered into unconditional agreements to vote in favor of the merger, and the institutional shareholders have also granted Celestica the option to acquire from them, under certain circumstances, Company shares representing 30% of the votes that can be cast in connection with the merger. All parties have agreed to proceed expeditiously to close the transaction.

The merger agreement requires the Company to conduct its business until the transaction with Celestica is completed in accordance with specified operating covenants which preclude certain activities which are not in the ordinary course of business and consistent with past practices.

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

All forward-looking statements included in this Report on Form 10-Q are made only as of the date of this Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change.  However, while we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so.  The forward-looking information contained in this report should not be relied upon as representing our views as of any date subsequent to the date of this report.

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

Since our founding in 1994 through 2000, our growth had been driven primarily by acquisitions of existing OEM manufacturing facilities and by the increasing number of OEMs who had outsourced their manufacturing requirements. During the past three years, we have closed certain facilities and reduced our workforce to reflect our reduced revenue stream resulting from adverse economic conditions affecting demand for our customers’ end-market products.  Despite this recent downsizing, we intend to continue to actively pursue strategic acquisitions and to continue to benefit from expected increases in the number of OEMs that outsource their manufacturing requirements, as demonstrated by our recent acquisition of certain assets and assumed liabilities of Telesincro in July 2003.

During the past 2 years we have been repositioning ourselves in the EMS market by developing our offerings, adding new customers and refocusing the relationships we have and the business we do with existing customers to emphasize those services where we provide the most value.  We focus principally on those customers and programs where we are the lead EMS provider.

We work closely with our customers to anticipate and forecast their future volume of orders and delivery dates. We derive most of our net sales under purchase orders from our customers. We recognize sales, net of expected product return and warranty costs, typically at the time of product shipment or as services are rendered, provided no post-delivery obligations remain and collection is reasonably assured. Our cost of goods sold usually includes the cost of components and materials, labor costs and manufacturing overhead.  Under some contracts, our customers will own the components and consign the inventory to us.  In these situations, we may recognize revenue (and related cost of sales) only on the labor and overhead used to assemble the product.  The procurement of raw materials and components requires us to commit significant working capital to our operations and to manage the purchasing, receiving, inspection and stocking of these items. Our typical customer contract contains provisions which specify that we may recover from the customer inventory costs and material acquisition costs for raw material, which becomes excess or obsolete due to customer reschedules, cancellations or product changes.

Our operating results are affected by the level of capacity utilization in our manufacturing facilities, indirect labor costs and selling, general and administrative expenses. Gross margins and operating income generally improve during periods of high-volume and high-capacity utilization in our manufacturing facilities and decline during periods of low-volume and low-capacity utilization. However, certain of our customer contracts contained guaranteed minimum cost protection, requiring the customer to either purchase certain contractual minimum quantities or pay for amounts less than the minimum purchase commitment.  Such contracts helped offset the negative impact of low-capacity utilization on gross margins and operating income.

Our business strategy includes the continued expansion of our global manufacturing network. Currently, approximately 70% of our net sales worldwide are denominated in US dollars, while our labor and utility costs in facilities outside of the United States are denominated in local currencies. Foreign currency gains and losses are the result of transacting business in a currency that is different from the functional currency of our operating entity and the movements in those currencies between the time a transaction is recorded for financial reporting purposes and the time payment is made or received. We currently use forward foreign exchange contracts on a limited basis to minimize our foreign currency risk but not for trading purposes. We expect to continue to utilize forward foreign exchange contracts only to the extent that these contracts minimize exposure and reduce risk from exchange rate fluctuations on specific underlying transactions that create foreign currency exchange rate risk for us. Any increase or decrease in our use of derivative financial instruments will likely be as a result of these contracts.

RECENT ACQUISTIONS

On July 22, 2003, we acquired certain manufacturing assets and assumed certain liabilities of the Barcelona, Spain operation of Telesincro, S.A., a subsidiary of Groupe Ingenico for approximately $1.1 million in cash.  Included in the transfer were approximately 280 manufacturing employees.  The site had been Ingenico’s only internal manufacturing facility for electronic payment terminals.  The purchased assets include production assets, service inventory and intellectual property necessary to manufacture, repair and otherwise service the terminals.  As part of the transaction, we agreed to lease 5,500 square meters in the Barcelona facility for three years and entered into a four year manufacturing services agreement to manufacture, repair and service terminals for Ingenico.  The agreement includes a minimum guaranteed cost protection from Ingenico for the first three years.

In addition, we transferred 250,000 shares of our common stock to Ingenico as an incentive for Ingenico to award us additional revenue amounts over the next three years.  These shares are not registered or transferable for the three-year period and we retain the right to repurchase the shares at $0 in the event that Ingenico has not awarded us the required revenue amounts.  At such time as the contingency becomes reasonably probable and estimatable, the Company’s financial statements, for the period or periods will reflect that impact.

In connection with the acquisition of the Ingenico assets, assumed liabilities and manufacturing agreement, the Company has recorded an intangible asset of $0.9, related to payments in excess of the fair market value of the acquired net assets and transaction related costs.  This customer relationship intangible asset is being amortized over the life of the manufacturing services agreement.

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

RESTUCTURINGS AND ASSET WRITEDOWNS

During the third quarter of 2003, the Company was informed by one of its customers that certain fulfillment services provided at the customer’s Richmond site will not be required after April 2004.  With the transition to another customer site of this program the Company will cease activities at the customer-controlled site.  The program represented approximately 7.5% of the Company's revenue for the first nine months of fiscal 2003.  The Company believes that other business with new and existing customers, will offset this decline in 2004.  The Company does not expect charges associated with the cessation of this customer program to exceed approximately $250.

In connection with the third quarter 2003 plan to streamline operations, reduce manufacturing capacity and reduce general and administrative expenses, we announced the closing of our Athlone, Ireland plant, which is to be substantially completed by the end of 2003.  We recorded a restructuring charge of $2.6 million in the third quarter of 2003.  These charges primarily related to severance costs of $2.1 million, additional contingent liability of $0.4 million and $0.1 million of other costs in connection with the shutdown of the Athlone, Ireland plant.  These amounts were partially offset by a reversal of restructuring expense initially recorded in a prior year.  We estimate that we will record an additional $4.2 million of restructuring related expenses in the fourth quarter of 2003 related to this site closure.  Substantially all of the customers at the Athlone facility, which had revenues for the nine months ended September 29, 2003 of $22.4 million, will be transferred to other MSL sites.  This plan includes the reduction of approximately 225 manufacturing and managerial employees.

In the second quarter of 2003, we recorded a net restructuring and asset writedown charge of $1.0 million.  This included a charge of $1.6 million related to certain costs in connection with the planned closing of our Athlone, Ireland plant, which was formally announced in July 2003.  This charge relates to a contingent liability for which the expected settlement had been determined to be probable as of June 29, 2003.  This amount was offset by a reversal of $0.4 million of restructuring reserves related to the final sale of our China operation, which had been shut down in the third quarter of 2002 and a recorded gain of $0.2 million on assets that had previously been written down at our China facility in accordance with SFAS 144.

In the first quarter of 2003, we reversed $0.2 million of restructuring reserves related mainly to severance expenses, which were no longer expected to be incurred.

In the third quarter of 2002, we recorded restructuring and asset write-down charges of $9.8 million, primarily related to closing our facility in Mt. Prospect, Illinois and restructuring of certain manufacturing space in Singapore.  Prior to its closing, the Mt Prospect facility generated net sales in 2002 of $95.4 million (principally from three customers) and net income of $10.7million. However, the net income amount included approximately $21.5 million in additional revenue from a guaranteed minimum contract with 3Com that expired on June 30, 2002. We have disengaged from activities with 3Com as of September 29, 2002, and all other customers have been transferred to our other facilities. The total restructuring charge is comprised of severance of $3.7 million related to the termination of approximately 313 manufacturing and managerial employees, asset write downs of $2.1 million and lease termination and facility costs of $4.0 million. This plan was substantially complete by the end of the second quarter of 2003, except for lease payments in Singapore, which may continue until the lease expires in 2010.

In the second quarter of 2002, we recorded a gain of $0.6 million from the sale of our Salt Lake City building.  This was recorded as a reversal of a restructuring charge, which had been taken in the third quarter of 2001 when we wrote down the building to its estimated fair market value.

In the first quarter of 2002, we implemented a plan to restructure certain operations, primarily related to closing our facility in China and a workforce reduction at our corporate headquarters.  The China facility, which ceased operations during the third quarter of 2002, was closed, as the site did not meet our long-term strategic goals.  The total charge recorded for this plan was $5.5 million, which was comprised of asset write-downs of $3.1 million, lease termination costs of $0.6 million and severance of $1.8 million related to the reduction of 371 manufacturing and 24 managerial employees.  This plan was completed by the end of the second quarter of 2003.

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

The following table sets forth the activity in the restructuring reserves from December 31, 2002 to September 28, 2003:

	Employee Severance and Related Expenses	Lease Payments on Facilities and Equipment	Other Plant Closing Costs	Total
Balances at December 31, 2002	$1.9	$3.6	$—	$5.5
Charges utilized	(1.4)	(0.9)	—	(2.3)
Provision adjustments	(0.2)	—	—	(0.2)
Balance at March 30, 2003	0.3	2.7	—	3.0
Restructuring provision	—	—	1.6	1.6
Charges utilized	(0.2)	(0.2)	—	(0.4)
Provision adjustments	—	(0.4)	—	(0.4)
Balance at June 29, 2003	0.1	2.1	1.6	3.8
Restructuring provision	2.2	—	0.5	2.7
Charges utilized	—	(0.1)	—	(0.1)
Provision adjustments	—	—	—	—
Balance at September 28, 2003	$2.3	$2.0	$2.1	$6.4

Reserves remaining at September 28, 2003 mainly represent lease termination payments in Singapore, which may continue until the lease expires in 2010, and liabilities related to the Athlone plant closing which should be settled by the first quarter of 2004.

GOODWILL IMPAIRMENT

In accordance with SFAS No. 142, we were required to perform an annual goodwill impairment test as of the beginning of its third fiscal quarter, which begins on June 30, 2003.  This involves determining the estimated fair value of each reporting unit and comparing it to the reporting unit’s carrying amount.  If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill is impaired and we would be required to perform the second step of the impairment test.  We completed the annual impairment test during the fiscal third quarter.

The results of step one of the annual impairment test for each of our three reporting units with goodwill indicated that a potential impairment existed only within our Westford reporting unit, which had recorded goodwill of $2.3 million as of June 29, 2003.  We performed the second step of the impairment test for Westford, and compared the units implied fair value (determined by allocating the unit’s fair value based on expected future discounted cash flows, to all assets, recognized and unrecognized, and liabilities) to the unit’s carrying goodwill amount of $2.3 million.  This second step indicated that all of Westford’s goodwill was impaired and the entire carrying amount of the goodwill was recorded as an impairment loss in the third quarter of 2003.

RESULTS OF OPERATIONS

The following table sets forth specified operating data, in dollars and as a percentage of net sales, for the periods indicated:

	Three Months Ending				Nine Months Ending
	September 28, 2003		September 29, 2002		September 28, 2003		September 29, 2002
	(Dollars in thousands)
Net sales	$188,955	100.0%	$201,593	100.0%	$532,531	100.0%	$644,790	100.0%
Cost of goods sold	174,124	92.2	184,452	91.5	489,446	91.9	586,558	91.0
Gross profit	14,831	7.8	17,141	8.5	43,085	8.1	58,232	9.0

Selling, general and administrative	13,902	7.4	15,510	7.7	39,452	7.4	46,535	7.2
Amortization expense	45	0.0	—	—	45	0.0	3,706	0.6
Restructuring and asset writedowns	4,888	2.6	9,763	4.8	5,593	1.1	14,651	2.3
Other operating income	—	—	—	—	—	—	(800)	(0.1)

Operating income (loss)	(4,004)	(2.1)	(8,132)	(4.0)	(2,005)	(0.4)	(5,860)	(0.9)

Interest expense, net	(1,000)	(0.5)	(1,059)	(0.5)	(3,102)	(0.6)	(6,196)	(1.0)
Gain (loss) on Change in derivatives	(20)	(0.0)	1,260	0.6	300	0.1	2,170	0.3
Foreign exchange gain (loss)	22	0.0	(21)	(0.0)	428	0.1	35	0.0
Loss on extinguishment of debt	—	—	—	—	—	—	(4,031)	(0.6)

Income (loss) before provision for income taxes	(5,002)	(2.6)	(7,952)	(3.9)	(4,379)	(0.8)	(13,882)	(2.2)
Provision for income taxes	199	0.1	480	0.2	706	0.1	1,498	0.2

Net income (loss)	$(5,201)	(2.8)%	$(8,432)	(4.2)%	$(5,085)	(1.0)%	$(15,380)	(2.4)%

Net income (loss) applicable to common stockholders	$(6,468)	(3.4)%	$(9,150)	(4.5)%	$(8,103)	(1.5)%	$(17,107)	(2.7)%

FISCAL QUARTER ENDED SEPTEMBER 28, 2003 COMPARED TO FISCAL QUARTER ENDED SEPTEMBER 29, 2002

NET SALES

Net sales for the quarter ended September 28, 2003 decreased by $12.6 million, or 6.2%, to $189.0 million from $201.6 million for the quarter ended September 29, 2002.  A portion of this decrease relates to the closing of our Mt. Prospect, IL facility in the third quarter of 2002, which had revenues in the third quarter of 2002 of $19.0 million.  Of the Mt Prospect revenues, $4.5 million related to business with 3Com, which ended in the third quarter of 2002, with the remaining revenue from this facility being transferred to our other manufacturing sites.   The balance of the decrease of approximately $8.1 million consists of $8.0 million from two customers with whom we no longer conduct business in 2003 and $10.8 million due to a decline in end market demand for certain customers’ products, which was partially offset by $10.7 million in revenue subsequent to the acquisition of our Barcelona, Spain operations.

GROSS PROFIT

Gross profit decreased from 8.5% of net sales for the quarter ended September 29, 2002 to 7.8% of net sales for the quarter ended September 28, 2003. Our gross margin in the third quarter of 2003 was impacted by the expiration, prior to the quarter ended September 28, 2003, of contracts having fixed minimum cost protection with two customers that had contributed $1.6 million to our gross profit in the third quarter of 2002.  This decrease was partially offset by the positive impact of improved inventory management in the third quarter of 2003 compared to 2002 and a favorable change in customer mix.  We anticipate that continued pricing pressure may cause gross margins to decline in future periods.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense for the quarter ended September 28, 2003 decreased to $13.9 million, or 7.4% of net sales, from $15.5 million, or 7.7% of net sales, for the quarter ended September 29, 2002. This net decrease of $1.6 million related primarily to reduced expenses resulting from restructuring activities including the closure of our Mt Prospect and China facilities of $0.2 million and $0.7 million, respectively, executed by the Company during 2002.  These were offset by increased expenses from our acquired operations in Barcelona, Spain of $0.5 million and the ramping of our business in Reynosa, Mexico of $0.7 million, as well as approximately $0.2 million of M&A related expenses.

The remaining decrease of $2.1 million consists mainly of lower employee recruiting and relocation expenses of $1.0 million, which had been incurred mostly in Concord in the second quarter of 2002, decreased consulting costs of $0.2 million and $0.9 million from the various restructuring activities and other cost reductions to offset our reduced revenue amounts.

AMORTIZATION EXPENSE

Amortization expense for the three-month period ended September 28, 2003 was $0.05 million and zero for the same period last year.  The third quarter 2003 amortization expense relates to a customer intangible recorded in connection with the newly acquired Ingenico relationship.  This customer intangible is being amortized over the four-year life of a supply agreement we entered with this customer on July 22, 2003.  See the previous discussion in the section titled “Recent Acquisitions”.

RESTRUCTURING AND ASSET WRITEDOWNS

See the previous discussion in the section titled “Restructuring and Asset Writedowns”.

GOODWILL IMPAIRMENT

See the previous discussion in the section titled “Goodwill Impairment”.

INTEREST EXPENSE, NET

Net interest expense decreased to $1.0 million for the quarter ended September 28, 2003 from $1.1 million for the quarter ended September 29, 2002, reflecting lower average borrowings in addition to the impact of decreasing interest rates.

CHANGE IN FAIR VALUE OF DERIVATIVES

During the third quarter of 2003, we recorded a loss as a result of an increase in the fair value of warrant derivatives issued with our Series A and B convertible preferred stock of $0.02 million compared to a gain of $1.3 million for third quarter of 2002.  The warrant derivatives were issued with our Series A and B convertible preferred stock offerings in the first quarter of 2002 and third quarter of 2003, respectively.

The Series A and B warrant derivatives were originally fair valued at $3.2 million and $2.0 million, respectively.  The Series A warrants’ fair value increased from $2.35 million at June 29, 2003 to $2.42 million at September 28, 2003, resulting in a loss of $0.07 million.  The series B warrants’ fair value decreased from $1.95 million at July 3, 2003, the issue date, to $1.90 million at September 28, 2003, resulting in a gain of $0.05 million.  The increase in the value of this liability was recorded as a non-operating loss in the third quarter of 2003 and a non-operating gain in the third quarter of 2002.

FOREIGN EXCHANGE GAINS/LOSSES

There were no significant foreign exchange gains or losses for either of the three-month periods ended September 28, 2003 or September 29, 2002.

PROVISION FOR INCOME TAXES

Provision for income taxes was $0.2 million for the quarter ended September 28, 2003 and $0.5 million for the quarter ended September 29, 2002. Our tax provisions in both quarters resulted from the mix of profits and losses experienced across the jurisdictions within which we operate.

NINE MONTHS ENDED SEPTEMBER 28, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 29, 2002

NET SALES

Net sales for the nine months ended September 28, 2003 decreased by $112.3 million, or 17.4%, to $532.5 million from $644.8 million for the nine months ended September 29, 2002. A portion of the decrease relates to the closing of our Mt. Prospect facility in the third quarter of 2002, which had revenues for the nine months ended September 29, 2002 of $95.4 million.   Of the Mt Prospect revenues, $41.2 million related to business with 3Com, which ended in the third quarter of 2002, with the remaining revenue from this facility being transferred to our other manufacturing sites.   The balance of the decrease of approximately $71.1 million consists of $66.8 million from three customers whom we no longer do business with in 2003 and $37.5 million due to a decline in end market demand for certain customers’ products, which was partially offset by $10.7 million in revenue from the acquisition of our Barcelona, Spain operations and $22.5 million in revenue from the acquisition of our Reynosa, Mexico operations, which was included in our operation for three of the nine months ended September 29, 2002 versus the entire nine months ended September 28, 2003.

GROSS PROFIT

Gross profit decreased to 8.1% of net sales for the nine months ended September 28, 2003 from 9.0% of net sales for the nine months ended September 29, 2002. This decrease resulted primarily from the loss of our take or pay contracts with two customers, each of which expired during 2002 but had positively contributed to our gross profit in the nine months ended September 29, 2002.  This decrease was partially offset by the positive impact of lower inventory write-downs in 2003 compared to 2002 and a favorable change in customer mix, with a higher percentage of our revenues coming from products with higher gross margins.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense for the nine months ended September 28, 2003 decreased to $39.5 million, or 7.4% of net sales, from $46.5 million, or 7.2% of net sales, for the nine months ended September 29, 2002.  This net decrease of $7.0 million related primarily to the various restructuring activities the Company executed in 2002 offset by an increase in expenses from our new Reynosa, Mexico facilities of $2.7 million and our new Barcelona, Spain facility of $0.5 million.  The closure of the Mt Prospect, IL and China facilities contributed $2.8 million to this overall decrease for the nine month period ended September 28, 2003.

The remaining decrease of $7.4 million consists mainly of lower employee recruiting and relocation expenses of $1.6 million, which had been incurred mostly in Concord in the second quarter of 2002, decreased consulting costs of $0.9 million, mainly in the Corporate headquarters for internal audit and tax planning services, decreased bad debt charges of $0.6 million, which had been incurred primarily in Asia in the first quarter of 2002, lower travel related costs of $0.4 and lower employee labor costs of $2.5 million from the various restructuring activities and other cost reductions to offset our reduced revenue amounts.

AMORTIZATION EXPENSE

Amortization expense was $0.05 million in the nine month period ended September 28, 2003 compared to $3.7 million for the nine month period ended September 29, 2002.  The amortization expense in the nine month period ended September 28, 2003 is the first quarterly amortization expense associated with our Ingenico customer relationship intangible.  See previous discussion in the section titled “ Recent Acquisitions”.  The amortization expense in 2002 related to our asset acquisition from 3Com in September 2000, which consisted mainly of customer relationships.

RESTRUCTURING AND ASSET WRITEDOWNS

See the previous discussion in the section titled "Restructuring and Asset Writedowns".

GOODWILL IMPAIRMENT

See the previous discussion in the section titled “Goodwill Impairment”.

OTHER OPERATING INCOME

During the nine month period ended September 28, 2002, the Company received a $1.1 million fee related to costs incurred in pursuing an unsuccessful acquisition opportunity in the fourth quarter of 2001.  This amount was netted against $0.3 million of expenses incurred during the period related to this acquisition opportunity.

INTEREST EXPENSE, NET

Net interest expense decreased to $3.1 million for the nine months ended September 28, 2003, from $6.2 million for the nine months ended September 29, 2002, reflecting lower average borrowings and decreased interest rates.

CHANGE IN FAIR VALUE OF DERIVATIVE

During the nine months ended September 28, 2003, we recorded a gain of $0.3 million related to a reduction in the fair value of our series A and B preferred share warrant derivatives compared to a gain of $2.2 million related to a reduction of the series A warrant derivative for the nine months ended September 29, 2002.  The warrant derivatives were issued with our Series A and B convertible preferred stock offerings in the first quarter of 2002 and third quarter of 2003, respectively.

The Series A and B warrant derivatives were originally fair valued at $3.2 million and $2.0 million, respectively.  The series A warrants’ fair value decreased from $2.67 million at December 31, 2002 to $2.42 million at September 28, 2003, resulting in a gain of $0.25 million.  The series B warrants’ fair value decreased from $1.95 million at July 3, 2003, the issue date, to $1.90 million at September 28, 2003, resulting in a gain of $0.05 million.  The decrease in the value of this liability was recorded as a non-operating loss for the nine month periods ending September 28, 2003 and September 29, 2003.

FOREIGN EXCHANGE TRANSACTION GAINS/LOSSES

Foreign exchange gains for the nine months ended September 28, 2003 were $0.4 million compared to effectively no foreign exchange gains or losses for nine months ended September 29, 2002.  The gain in 2003 related primarily to the weakening of the US Dollar against the Euro for activities in our Valencia, Spain subsidiary.

LOSS ON EXTINGUISHMENT OF DEBT

In connection with the replacement of a previous credit facility, an extraordinary loss of $4.0 million was recorded in the second quarter of 2002.  This loss related to the write-off of deferred financing costs under the old credit facility.

PROVISION FOR INCOME TAXES

Provision for income taxes was $0.7 million for the nine months ended September 28, 2003 compared to $1.5 million for the nine months ended September 29, 2002.  Our tax provisions in both periods resulted from the mix of profits and losses experienced by us across the jurisdictions within which we operate. For the nine months ended September 28, 2003, pretax income in the United States and Asia was primarily offset by net operating loss carryforwards, while tax provisions were recorded in France and Spain.  For the nine months ended September 29, 2002, pretax income in the United States was offset by net operating loss carryforwards while losses in Asia provided us with no income tax benefit because we do not believe it is more likely than not that we will be able to utilize these taxable losses in the future.  Profits in Spain and France required us to record tax provisions during the nine month period ended September 29, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At September 28, 2003, we had cash and cash equivalents of $54.8 million, total bank and other debt of $24.2 million and $46.0 million of unused borrowing capacity under the credit agreement we entered into in 2002 (“2002 Credit Agreement”).  In addition, we had $3.0 million of unused borrowing capacity under a revolving credit facility in Spain.  During the nine months ended September 28, 2003, our operations were funded primarily with cash flow from operating activities, available cash and net proceeds of $23.0 million from our Series B convertible preferred stock offering on July 3, 2003.

Net cash used by operating activities of $7.1 million for the nine months ended September 28, 2003 resulted primarily from an increase in operating assets of $3.8 million and a decrease in our operating liabilities of $13.2 million, offset in part by net cash provided by operations prior to changes in operating assets and liabilities of $9.9 million.  The increase in operating assets included a $6.2 million increase in inventory associated with higher revenue levels expected in the fourth quarter of 2003 as compared to the first quarter of 2003, due in part to the ramp of business at our Barcelona operations.   The decrease in operating liabilities included a decrease in accounts payable of $8.5 million as a result of reduced volume through our manufacturing sites and a reduction of $4.6 million in accrued expenses mainly as a result of lower accrued salaries and benefits and accrued taxes.  Net cash provided by operations prior to changes in operating assets and liabilities resulted from a net loss of $5.1 million that includes $15.0 million of non-cash adjustments to net income.  The largest components of the non-cash adjustments to net income were $11.5 million of depreciation and amortization expense and a $2.3 million goodwill impairment charge, which was recorded in the third quarter of 2003.

Net cash provided by operating activities of $79.5 million for the nine months ended September 29, 2002 resulted primarily from a decrease in operating assets of $101.6 million and net cash generated by operations prior to changes in operating assets and liabilities of $14.3 million, the result of a net loss of $15.4 million that included $29.7 million of non-cash adjustment to net income. The decrease in operating assets included a $66.9 million reduction in accounts receivable, most of which was a direct result of the reduction in revenue, and $34.6 million in inventory reductions, caused by the reduced volume through the manufacturing sites and improved inventory management.  The significant components of the non-cash adjustments to net income were $17.8 million of depreciation and amortization expense, write-downs and losses on disposal of fixed assets of $6.7 million, $4.0 million for the write-off of capitalized bank fees in connection with the Company’s refinancing of its credit facility during the second quarter of 2002.  These sources of cash from operations were offset by a decrease in operating liabilities of $36.4 million, due primarily to reductions in accounts payable related to lower inventory requirements.

Net cash used in investing activities for the nine months ended September 28, 2003 was $6.8 million, consisting of $10.8 million of capital expenditures, mainly for the purchase of a previously leased surface mount technology (“SMT”) line of $4.8 million in the first quarter of 2003, offset by $5.1 million in proceeds from the sale of fixed assets, $4.8 million of which related to the same SMT line, which was subsequently leased back in the first quarter in a sales/leaseback transaction that has been treated as a capital lease. This sales/leaseback transaction required us to restrict $2.1 million in cash over the three year term of the lease.  This cash has been reclassified to other assets at September 28, 2003.  Net cash used in investing activities for the nine month period ended September 28, 2003 includes $1.1 million related to the acquisition of certain assets and assumed liabilities of the Barcelona, Spain operation of Telesincro, S.A., a subsidiary of Groupe Ingenico.

Net cash provided by investing activities for the nine months ended September 29, 2002 was $4.2 million, consisting of $4.0 million of proceeds from the sale of the Company’s Salt Lake City building during the second quarter, offset by capital expenditures of $3.0 million and $5.3 million of net cash used for the acquisition of Lexmark’s Reynosa, Mexico facility in the third quarter of 2002.

Net cash provided in financing activities for the nine months ended September 28, 2003 was $19.1 million, consisting mainly of the issuance of the Series B convertible preferred stock, which provided a net $23.0 million, and $2.6 million of proceeds from the exercise of stock options and our stock purchase plan, partially offset by payments on long term debt and lease obligations of $5.4 million and $1.0 million of payments on our term loan.

Net cash used in financing activities for the nine months ended September 29, 2002 was $64.3 million consisting primarily of $117.4 million of net payments on the Company’s previous credit facility, which was replaced by the 2002 Credit Agreement during the second quarter of 2002, and $4.6 million in debt issuance costs.  This was offset in part by $9.4 million in borrowings under the 2002 Credit Agreement, $9.2 million from a mortgage loan on the Company’s Spain facility, proceeds from the exercise of stock options and our stock purchase plan of $1.4 million and $37.7 million in net proceeds from the issuance of our Series A convertible preferred stock and warrants.

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

On July 2, 2003, we issued $25.0 million of Series B Convertible Preferred Stock (“Series B Preferred”) and warrants to purchase 1,165,254 shares of common stock in a private placement to qualified accredited investors.  Proceeds of the Series B Preferred, net of costs, were approximately $23.0 million.  The Series B Preferred will be recorded as temporary equity, and the warrants will be recorded as liabilities.

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

Also in June 2002, we entered into a ten-year mortgage loan for 10 million Euros ($9.2 million) and a 3 million Euro ($2.7 million) revolving credit facility in Valencia, Spain.  This revolving credit facility, which was due to expire on June 26, 2003, was extended for six months through December 31, 2003.  There were no borrowings under the revolving credit facility at September 28, 2003.

Borrowings under the revolving facility of the 2002 Credit Agreement are limited to the sum of 85% of all eligible accounts receivable of the U.S. domestic subsidiaries of the Company and 85% of the orderly liquidation value of the eligible inventory of the U.S. domestic subsidiaries of the Company.  Borrowings are limited further by any outstanding letters of credit, which were $3.0 million at September 28, 2003.  A weekly borrowing base is determined by domestic receivables and domestic inventory.  The revolving facility provides for an annual commitment fee of 0.50% on the unused portion of the revolving facility, payable in arrears quarterly.  The cost of borrowing under the revolving facility is either the base rate (the bank’s prime rate) or LIBOR, plus the applicable spread costs.  We have the option of choosing either the base rate or LIBOR.  In the first year the spread cost is fixed for base rate and LIBOR loans.  The spread on the base rate loans is 1.75% over the base rate and on the LIBOR loans is the chosen LIBOR period rate plus 3.0% for the three months ended September 28, 2003.  In the second and third years the spreads will reset quarterly based on the average net availability of borrowings for the preceding quarter.  The spread on the base rate loans will be between 1.25% and 2.25% and on the LIBOR loans will be between 2.5% and 3.5%. The interest rate under the term loan is equal to the sum of the Cash Interest Rate (which is the greater of (i) the base rate in effect plus 6.0% or (ii) 11.0%) plus the Deferred Interest Rate (which is equal to 3.0%).  The interest rate on the term loan at September 28, 2003 was 14.0%.

The 2002 Credit Facility requires us to obtain within 180 days of the closing (and maintain at all times), interest rate hedging agreements covering a notional amount of not less than $10 million of the revolving loans, provided, that upon the request of the administrative agent, we must increase the amount covered by the hedge agreements up to an aggregate amount equal to 25% of the aggregate outstanding balance of the revolving loans at such time.  However, in no event shall the aggregate amount covered by such hedge agreements at any time exceed $20 million.  Since we did not have any borrowings against the revolving credit facility at September 28, 2003, we received a temporary waiver of the interest rate hedge requirement through January 31, 2004 and have not entered into any interest rate hedge agreement at September 28, 2003.

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

The closing of the merger transaction with Celestica will trigger prepayment fees of approximately $1.35 million related to the revolving facility and the 3 year term loan of the 2002 Credit Agreement.  If the merger agreement is terminated under certain circumstances we may be required to reimburse Celestica’s expenses up to $2 million or pay a termination fee of $10 million.

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

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003.  This adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements.

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

RELATED PARTY TRANSACTIONS

At September 28, 2003, affiliates of Credit Suisse First Boston Corporation (“CFSB”) owned approximately 47% of our outstanding common stock, not including warrants to purchase 749,797 shares of the our common stock, and had one seat on our Board of Directors.  Details of the warrants are included below.  CSFB and certain of its affiliates have entered into unconditional agreements to vote in favor of the merger agreement with Celestica and have granted Celestica the option to acquire from them, under certain circumstances, shares of our common stock, representing approximately 75% of their votes than can be cast in connection with the merger.  Further, CSFB is a member of the bank group under our 2002 Credit Agreement and has committed to lend up to $10 million of the overall 2002 Credit Agreement.  In connection with structuring this Credit Agreement in the second quarter of 2002, certain affiliates of CFSB were paid $0.6 million.

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

Affiliates of CFSB also participated in the issuance of our redeemable preferred stock in November 1999, which included warrants to purchased 1,160,542 shares of common stock. The redeemable preferred stock was redeemed and warrants to purchase 937,812 shares were cancelled at the time of our initial public offering in June 2000.  At September 28, 2003, 167,046 of these warrants were still outstanding.

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

WE HAVE ENTERED INTO A MERGER AGREEMENT TO BE ACQUIRED, BUT IT IS POSSIBLE THAT THE MERGER MAY BE DELAYED OR NOT BE CONSUMATED

On October 15, 2003, we entered into a merger agreement with Celestica, Inc. that provides for the acquisition by Celestica of all of our outstanding shares.  Under the transaction, each outstanding share of our common stock will be exchanged for 0.375 subordinate voting shares of Celestica.  In addition, the holders of our Series A and Series B convertible preferred shares will be entitled to receive, at the shareholder's election, US$52.50 per share plus accrued dividends in cash or a number of subordinate voting shares of Celestica equal to 0.375 times the number of shares of our common stock into which the Series A and Series B shares may be converted (plus, in the case of the Series B preferred shares, a "make-whole" payment of US$2.25 per share payable in either cash or shares at our option). The share exchange ratio will be adjusted, if necessary, to ensure that the value of the consideration received for each share of our common stock (based on the 20 trading day volume weighted average NYSE closing price of the subordinate voting shares of Celestica determined on the third business day prior to the completion of the transaction) will be not less than US$6.00 and not more than US$7.25.

The merger agreement, which has been approved unanimously by the boards of directors our Company and Celestica, is subject to approval of our shareholders, certain governmental consents and other closing conditions.  Certain of our institutional shareholders and officers of our Company, holding shares representing approximately 41.5% of the votes to be cast on the merger, have entered into unconditional agreements to vote in favor of the merger, and the institutional shareholders have also granted Celestica the option to acquire from them, under certain circumstances, shares of our common stock representing 30% of the votes that can be cast in connection with the merger. All parties have agreed to proceed expeditiously to close the transaction.

We expect this transaction to close sometime around December 31, 2003.  However the timing of the closing is subject to governmental regulatory reviews and approvals, and other closing conditions.  The governmental regulatory bodies may delay or oppose the acquisition, which may have an adverse impact on our operational performance in the future.  Certain members of our management team will be required to focus on the closing of the transaction, which may have an adverse impact on our future operational performance.

In addition, if the acquisition does not close due to the failure to satisfy closing conditions or for other reasons, it is likely that the market value of our common stock will decrease.

BECAUSE A SIGNIFICANT PORTION OF OUR SALES CURRENTLY COMES FROM A SMALL NUMBER OF CUSTOMERS, ANY DECREASE IN SALES FROM THESE CUSTOMERS COULD HARM OUR OPERATING RESULTS.

We depend on a small number of customers for a large portion of our business. Our ten largest customers accounted for approximately 86% of net sales in the nine months ended September 28, 2003 and approximately 80% of net sales for fiscal 2002.  Changes in our customers’ orders have, in the past, had a significant impact on our operating results. If a major customer significantly reduces the amount of business it does with us, there would be an adverse impact on our operating results.

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

OF THESE FACILITIES COULD HARM OUR OPERATING RESULTS AND FINANCIAL CONDITION.

Our growth and acquisition strategy could require us to incur substantial amounts of indebtedness. As of September 28, 2003, our total debt was $24.2 million and our interest expense for the quarter then ended was $1.0 million. In addition, we may incur additional indebtedness in the future.  Our future level of indebtedness could have adverse consequences for our business, including:

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

As of September 28, 2003, $54.6 million of our gross inventory was held under a supply agreement with one major customer. Of this amount, approximately 45.8% is inventory that exceeds demand to fulfill forecast requirements at September 28, 2003. Our supply agreement places responsibility on our customer for inventory purchased consistent with its forecasts, but requires us to hold such inventory, subject in some instances to a monthly carrying charge, prior to the time the customer declares the product end of life.  At such time as the product is declared end of life, the customer is required to repurchase any remaining unmitigated inventory. We believe that we have properly valued the inventory that we are responsible for as of September 28, 2003 and believe the customer is credit worthy.

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

OUR CONTROLLING STOCKHOLDERS AND SOME OF OUR DIRECTORS MAY HAVE INTERESTS THAT DIFFER FROM YOURS.

Credit Suisse First Boston, through certain of its affiliates, owns approximately 47% of our outstanding common stock and, as a result, has significant control over our business, policies and affairs, including, effectively, the power to appoint new management, prevent or cause a change of control and approve any action requiring the approval of the holders of our common stock, such as adopting amendments to our certificate of incorporation and approving mergers or sales of all or substantially all of our assets. Circumstances may occur in which the interests of these stockholders could be in conflict with your interests.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Other than the forward currency exchange contracts discussed below there have been no material changes in our market risk during the quarter ended September 28, 2003.  Market risk information is contained under the caption “Quantitative and Qualitative Disclosure Relating to Market Risks” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

The Company uses forward currency exchange contracts primarily to hedge certain operational ("cash flow" hedges) and balance sheet ("fair value" hedges) exposures resulting from fluctuations in currency exchange rates.  Such exposures primarily result from portions of the Company's operations and assets that are denominated in currencies other than the functional currencies of the businesses conducting the operations or holding the assets. The Company enters into currency exchange contracts in the normal course of business, and accordingly, the hedges are not speculative in nature. The Company does not hold or transact in financial instruments for purposes other than risk management.

At September 28, 2003, we had entered into forward currency exchange contracts to sell Euros and purchase a net amount of approximately $20.2 million.  We also had entered into a forward currency exchange contract to sell approximately $1.4 million and purchase Mexican Pesos.  A hypothetical 10% fluctuation in the exchange rates of the underlying currencies may result in a change in unrealized gain/loss of approximately $2.0 million.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 28, 2003.  In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of September 28, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 28, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have agreed to enter into a Memorandum of Understanding proposed by the plaintiffs containing the terms of an agreement resolving the claims of the plaintiffs against us and our named officers.  While we can make no assurances regarding the outcome of this action, we believe that the final result will have no material effect on its consolidated financial condition or result of operations.

We are party to other lawsuits in the ordinary course of business. We do not believe that these other proceedings individually or in the aggregate will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

EXHIBIT NUMBER	DESCRIPTION

2.1(1)	Securities Purchase Agreement dated as of January 20, 1995 by and among MSL and the parties listed therein.
2.2(1)	Warrant Agreement dated as of August 31, 1995 by and among MSL, Bank of America National Trust and Savings Association and the parties listed therein.
2.3(1)	Preferred Stock and Warrant Subscription Agreement dated as of November 26, 1999 by and among MSL and the parties listed therein.
2.4(1)	Escrow Agreement dated as of November 26, 1999 by and among MSL and the parties listed therein.
2.5(1)	Asset Purchase Agreement dated as of November 19, 1999 among 3Com Corporation, MSL and Manufacturers’ Services Salt Lake City Operations, Inc.
2.6(2)	Asset Purchase Agreement dated as of September 26, 2000 among 3Com Corporation, MSL and Manufacturers’ Services Salt Lake City Operations, Inc.
3.1(1)	Restated Certificate of Incorporation of MSL.
3.2(1)	Amended and Restated By-Laws of MSL.
3.4(5)	Amended and Restated Articles of Incorporation of MSL.
3.3(1)	Form of certificate representing shares of common stock, $.001 par value per share.
4.1(1)	Stockholders Agreement dated as of January 20, 1995 by and among MSL and the stockholders named therein.
4.2(1)	Stockholders Agreement Amendment dated November 26, 1999 by and among MSL and the stockholders named therein.
4.3(1)	Credit Agreement dated August 21, 1998 among MSL, MSL Overseas Finance B.V. and the lenders named therein.
4.4(1)	First Amendment to Credit Agreement and Limited Waiver dated as of February 26, 1999 by and among MSL, MSL Overseas Finance B.V. and the lenders named in the Credit Agreement.
4.5(1)	Second Amendment to Credit Agreement and Consent dated as of November 23, 1999 by and among MSL, MSL Overseas Finance B.V. and the lenders named in the Credit Agreement.
4.6(4)	First Amended and Restated Credit Agreement dated as of September 29, 2000 by and between MSL and the lenders named in the Credit Agreement.
4.7(4)	First Amendment Agreement and Consent dated as of September 29, 2000 by and between MSL and the lenders named therein.
4.8(3)	First Amendment to First Amended and Restated Credit Agreement dated as of October 25, 2000 by and between MSL and the lenders named therein.
4.9(5)	Second Amendment to First Amended and Restated Credit Agreement dated as of March 2, 2001 by and between MSL and the lenders named therein.
4.10(7)	Third Amendment to First Amended and Restated Credit Agreement dated as of October 18, 2001 by and between MSL and the lenders named therein.
4.11(9)	Certificate of Designations of 5.25% Series A Convertible Preferred Stock of MSL dated March 14, 2002.
4.12(11)	Credit Agreement dated as of June 20, 2002 by and between MSL and the lenders named therein.
10.1(1)	Employment Agreement dated as of January 20, 1995 by and between MSL and Kevin C. Melia.
10.2(1)	Employment Letter dated as of June 20, 1997 by and between MSL and Robert E. Donahue.
10.3(1)	Employment Letter dated as of September 27, 1995 by and between MSL and Rodolfo Archbold.
10.4(1)	Employment Letter dated as of January 4, 1996 by and between MSL and Dale R. Johnson.
10.5(1)	Severance Letter dated June 25, 1996 by and between MSL and Dale R. Johnson.
10.6(1)	Employment Letter dated as of January 23, 1998 by and between MSL and James N. Poor.
10.7(1)	Second Amended and Restated Non-Qualified Option Plan.
10.8(1)	Form of 2000 Equity Incentive Plan.
10.9(1)	Form of 2000 Employee Stock Purchase Plan.
10.10(1)	Form of Indemnification Agreement.
10.11(1)	Office/Warehouse Lease dated as of April 14, 1997 by and between Amberjack, Ltd. and Manufacturers’ Services Limited-Roseville, Inc.
10.12(1)	Lease dated as of May 5, 1998 by and between International Business Machines Corporation and Manufacturers’ Services Western U.S. Operations, Inc.
10.14(1)+	Outsourcing Agreement dated as of June 1, 1998 by and between International Business Machines Corporation and Manufacturers’ Services Western US Operations, Inc.

10.19(1)	2000 Cash Incentive Compensation Plan.

10.22(4)	2000 Non-employee Director Stock Option Plan, as amended.
10.23(4)	2000 Non-qualified Stock Option Plan.
10.24(4)	Second Amended and Restated Non-qualified Stock Option Plan, as amended.
10.25(4)	2000 Equity Incentive Plan, as amended.
10.26(5)	Form of Change in Control Agreement for Kevin Melia, Robert Donahue, Albert Notini, Rodolfo Archbold, James Poor, Alan Cormier, Richard Gaynor, Francis Binder, Richard Buckingham and Sam Landol.
10.28(5)	Amendment to Employment Letter dated as of September 27, 1995 between MSL and Rodolfo Archbold.
10.30(6)	2000 Equity Incentive Plan, as amended.
10.31(6)	2000 Employee Stock Purchase Plan, as amended.
10.32(6)	2000 Non-Qualified Stock Option Plan, as amended.
10.33(7)	Amendment to Supply Agreement between Manufacturers Services Salt Lake City Operations, Inc. and 3Com Corporation effective as of September 14, 2001.
10.34(8)+	Amendment to the Outsourcing Agreement dated as of June 1, 1998 by and between International Business Machines Corporation and Manufacturers’ Services Western US Operations, Inc.
10.35(8)	Severance Agreement effective March 29, 2002 by and between MSL and Robert E. Donahue.
10.36(8)	Employment Agreement dated as of January 2, 2002 by and between MSL and Kevin C. Melia.
10.37(8)	Employment Agreement dated as of January 31, 2002 by and between MSL and Albert A. Notini.
10.38(8)	Employment Agreement dated as of December 19, 2002 by and between MSL and Robert C. Bradshaw.
10.39(8)	Employment Agreement dated as of January 30, 2002 by and between MSL and Santosh Rao.
10.40(8)	Form of Change in Control Agreement for Santosh Rao, Bruce Leasure, Dewayne Rideout.
10.41(10)	Severance Agreement effective March 29, 2002 by and between MSL and Rodolfo Archbold.
10.42(11)	Severance Agreement effective March 29, 2002 by and between MSL and James N. Poor.
10.43(11)	2000 Equity Incentive Plan, as amended on May 15, 2002.
10.44(11)	2000 Employee Stock Purchase Plan, as amended on May 15, 2002.
10.45(11)	2000 Non-Employee Director Stock Option Plan, as amended on May 15, 2002
10.46(12)	Credit Agreement Dated June 20, 2002 among the Company, Bank of America N.A. and certain other financial institutions named therein.
10.47(13)	Accession Agreement dated August 22, 2002 among Congress Financial Corporation, Bank of America, MSL, et al.
10.48(13)	Notice of Assignment and Acceptance dated August 21, 2002 among HSBC Business Credit (USA) Inc., Bank of America, N.A. and MSL.
10.49(13)	Notice of Assignment and Acceptance dated August 20, 2002 among Orix Financial Services, Bank of America, N.A. and MSL.
10.50 (14)	Severance Agreement effective January 2, 2003 by and between MSL and Kevin C. Melia
10.51 (14)	Amendment No. 1 dated August 16, 2002 to the Credit Agreement dated June 20, 2002 by and among the Company, Bank of America, N.A. and certain other financial institutions named therein.
10.52 (14)	Amendment and Waiver No. 2 dated as of December 2002 to the Credit Agreement dated June 20, 2002 by and among the Company, Bank of America, N.A. and certain other financial institutions named therein.
10.53 (14)

Waiver and Undertaking Agreement No. 3 dated as of February 2003 to the Credit Agreement dated June 20, 2002 by and among the Company, Bank of America, N.A. and certain other financial institutions named therein.

10.54 (14)	Waiver Agreement No. 4 dated March 21, 2003 to the Credit Agreement dated June 20, 2002 by and among the Company, Bank of America, N.A. and certain other financial institutions named therein.
10.55 (15)	Employment Agreement dated April 29, 2003 between MSL and Albert A. Notini.
10.56

Amendment and Waiver Agreement No. 5 dated July 3, 2003 to the Credit Agreement dated June 20, 2002 by and among the Company, Bank of America, N.A. and certain other financial institutions named therein

31.1	Section 302 Certification
31.2	Section 302 Certification
32	Section 906 Certification

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

(11)                            Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002.

(12)                            Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on June 28, 2002.

(13)                            Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2002.

(14)                            Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on March 31, 2003.

(15)                            Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2003

(b)     Reports on Form 8-K providing during the quarterly period ended September 28, 2003:

(1) On July 9, 2003 the Company filed a report on Form 8-K pursuant to Item 5, Other Events, related to the Company’s 4.5% Series B Convertible Preferred stock and warrants.

(2) On July 25, 2003 the Company furnished a report on Form 8-K pursuant to Item 9, Regulation FD Disclosure and Item 12, Results of Operations and Financial Condition, relating to the Company’s press release announcing second quarter financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

MANUFACTURERS’ SERVICES LIMITED
(Registrant)

Date: October 31, 2003

By:	/s/ Albert A. Notini
Albert A. Notini
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Richard J. Gaynor
Richard J. Gaynor
Vice President and
Corporate Controller (Principal Accounting Officer)